Form 10-Q
period 2023-09-30
Syra Health Corp
filed 2023-11-14
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41822

SYRA HEALTH CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-4027995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1119 Keystone Way N. #201, Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

(463) 345-8950

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	SYRA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2023, there were 13,921,638 shares of the registrant’s Class A common stock, par value $0.001 issued and outstanding (including 8,333,340 shares of Class A common stock issuable upon conversion of 833,334 shares of Class B common stock).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;
●	our estimates regarding expenses, future revenues and capital requirements;
●	our ability to continue as a going concern;
●	our need to raise substantial additional capital to fund our operations;
●	our ability to compete in the healthcare industry;
●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
●	competitive pressures including offerings and pricing;
●	our ability to establish and maintain strategic relationships;
●	undetected errors or similar problems in our software products;
●	compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry;
●	the possibility of services-related liabilities;
●	our ability to obtain, maintain and protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;
●	our reliance on third-party content providers;
●	the success of competing products or services that are or become available;
●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel; and
●	the successful development of our sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)

Current assets:
Cash	$18,010	$3,344
Accounts receivable, net	1,054,851	1,201,097
Other current assets	163,323	222,302
Total current assets	1,236,184	1,426,743

Deferred offering costs	1,185,177	596,118
Property and equipment, net	91,331	112,493
Right-of-use asset	94,126	184,288

Total assets	$2,606,818	$2,319,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$932,779	$432,388
Accounts payable, related parties	21,421	3,200
Accrued expenses	274,596	239,117
Deferred revenue	141,644	-
Current portion of operating lease liability, related party	94,126	121,089
Revolving line of credit	300,154	750,551
Advances from related party	616,399	-
Total current liabilities	2,381,119	1,546,345

Operating lease liability, related party	-	63,199
Convertible notes payable	1,455,000	-

Total liabilities	3,836,119	1,609,544

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 3,527,092 and 3,568,758
shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,527	3,569
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	2,836,019	2,832,308
Accumulated deficit	(4,069,680)	(2,126,612)
Total stockholders’ equity (deficit)	(1,229,301)	710,098

Total liabilities and stockholders’ equity (deficit)	$2,606,818	$2,319,642

See accompanying notes to condensed financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenues:
Healthcare staffing services	$1,121,238	$1,447,979	$3,103,940	$3,366,667
Medical communication services	328,750	66,000	513,647	285,311
Digital health services	131,356	-	131,356	-
Net revenues	1,581,344	1,513,979	3,748,943	3,651,978
Cost of services	1,026,803	1,100,170	2,919,087	2,881,142
Gross profit	554,541	413,809	829,856	770,836

Operating expenses:
Salaries and benefits	592,241	451,771	1,612,605	1,021,627
Professional services	58,875	154,457	424,379	863,297
Selling, general and administrative expenses	234,084	150,492	657,904	370,067
Depreciation	12,357	3,880	36,413	4,791
Total operating expenses	897,557	760,600	2,731,301	2,259,782

Operating loss	(343,016)	(346,791)	(1,901,445)	(1,488,946)

Other income (expense):
Interest income	2,820	35	2,826	54
Interest expense	(14,180)	(7,779)	(44,449)	(16,641)
Total other income (expense)	(11,360)	(7,744)	(41,623)	(16,587)

Net loss	$(354,376)	$(354,535)	$(1,943,068)	$(1,505,533)

Weighted average common shares outstanding - basic and diluted	4,360,426	4,107,164	4,380,267	2,337,915
Net loss per common share - basic and diluted	$(0.08)	$(0.09)	$(0.44)	$(0.64)

See accompanying notes to condensed financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2023
			Class A		Convertible Class B		Additional			Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, June 30, 2023	-	$-	3,527,092	$3,527	833,334	$833	$2,834,940	$-	$(3,715,304)	$(876,004)

Class A common stock options issued for services	-	-	-	-	-	-	1,079	-	-	1,079

Net loss	-	-	-	-	-	-	-	-	(354,376)	(354,376)

Balance, September 30, 2023	-	$-	3,527,092	$3,527	833,334	$833	$2,836,019	$-	$(4,069,680)	$(1,229,301)

	For the Three Months Ended September 30, 2022
			Class A		Convertible Class B		Additional			Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, June 30, 2022	-	$-	2,714,589	$2,715	833,334	$833	$2,255,252	$60,080	$(1,159,445)	$1,159,435

Class A common stock sold for cash, 54,167 shares	-	-	54,167	54	-	-	64,946	449,920	-	514,920

Class A common stock awarded for services, 50,001 shares	-	-	800,002	800	-	-	509,200	(510,000)	-	-

Class A common stock options issued for services	-	-	-	-	-	-	1,151	-	-	1,151

Net loss	-	-	-	-	-	-	-	-	(354,535)	(354,535)

Balance, September 30, 2022	-	$-	3,568,758	$3,569	833,334	$833	$2,830,549	$-	$(1,513,980)	$1,320,971

	For the Nine Months Ended September 30, 2023
			Class A		Convertible Class B		Additional			Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2022	-	$-	3,568,758	$3,569	833,334	$833	$2,832,308	$-	$(2,126,612)	$710,098

Cancellation of Class A common stock	-	-	(41,666)	(42)	-	-	42	-	-	-

Class A common stock options issued for services	-	-	-	-	-	-	3,669	-	-	3,669

Net loss	-	-	-	-	-	-	-	-	(1,943,068)	(1,943,068)

Balance, September 30, 2023	-	$-	3,527,092	$3,527	833,334	$833	$2,836,019	$-	$(4,069,680)	$(1,229,301)

	For the Nine Months Ended September 30, 2022
			Class A		Convertible Class B		Additional			Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity(Deficit)

Balance, December 31, 2021	-	$-	-	$-	833,334	$833	$467	$-	$(8,447)	$(7,147)

Class A common stock sold for cash, 2,768,756 shares	-	-	2,768,756	2,769	-	-	2,319,731	-	-	2,322,500

Class A common stock issued for services, 800,002 shares	-	-	800,002	800	-	-	509,200	-	-	510,000

Class A common stock options issued for services	-	-	-	-	-	-	1,151	-	-	1,151

Net loss	-	-	-	-	-	-	-	-	(1,505,533)	(1,505,533)

Balance, September 30, 2022	-	$-	3,568,758	$3,569	833,334	$833	$2,830,549	$-	$(1,513,980)	$1,320,971

See accompanying notes to condensed financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,943,068)	$(1,505,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	90,162	66,361
Bad debts expense	9,922	-
Depreciation	36,413	4,791
Amortization of debt discounts	-	10,115
Common stock issued for services	-	510,000
Stock-based compensation, stock options	3,669	1,151
Decrease (increase) in assets:
Accounts receivable	136,324	(355,483)
Other current assets	58,979	(110,342)
Increase (decrease) in liabilities:
Accounts payable	500,391	258,349
Accounts payable, related parties	18,221	(82,418)
Accrued expenses	35,479	246,709
Deferred revenues	141,644	-
Operating lease liability	(90,162)	(66,361)
Net cash used in operating activities	(1,002,026)	(1,022,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,251)	(76,358)
Net cash used in investing activities	(15,251)	(76,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on deferred offering costs	(589,059)	(446,688)
Proceeds received on sale of Class A common stock	-	2,322,500
Proceeds received from line of credit	300,000	1,321,275
Repayments on line of credit	(750,397)	(1,335,351)
Advances received from related party	1,295,010	94,000
Repayments on advances from related party	(678,611)	(288,200)
Proceeds received from convertible notes payable	1,455,000	-
Net cash provided by financing activities	1,031,943	1,667,536

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,666	568,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,344	100,012
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,010	$668,529

SUPPLEMENTAL INFORMATION:
Interest paid	$28,533	$6,526
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$-	$131,187

See accompanying notes to condensed financial statements.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Syra Health Corp. (“Syra” or the “Company”) was incorporated in the state of Indiana on November 20, 2020 to provide workforce staffing solutions, health education and healthcare research consulting services to mental health hospitals and organizations, including government agencies, integrated health networks, managed care entities and pharmaceutical manufacturers. On March 11, 2022, the Company redomiciled to Delaware. The Company’s corporate office is located in Carmel, Indiana.

On various dates from January through April 2023, the Company entered into subscription agreements with accredited investors pursuant to which it issued convertible promissory notes in the aggregate principal amount of $1,455,000. The notes mature on various dates between July 10, 2024 and October 7, 2024, and accrue interest at 2% per annum. The holders may convert the principal amount of the notes together with accrued interest thereon at any time prior to the earlier of the maturity date and the effectiveness of the registration statement relating to the Company’s initial public offering at a conversion price of $6.00 per share. Upon the closing of an initial public offering, the notes together with accrued interest thereon shall automatically convert into the Company’s Class A common stock at a conversion price per share equal to 80% of the initial public offering price.

On October 3, 2023 (the “Closing Date”), the Company completed its initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of the Company’s Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between the Company and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). The Company received gross proceeds of approximately $6.7 million from the sale of the Units before deducting underwriting discounts, commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, the Company issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed financial statements, and the accompanying notes, are prepared in accordance with U.S. GAAP and do not contain certain information included in the Company’s audited financial statements for the fiscal year ended December 31, 2022. The interim condensed financial statements should be read in conjunction with the audited financial statements, as included Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 3, 2023 (Final Prospectus). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Reverse Stock Split

On August 28, 2023, the Company effectuated a 1-for-1.2 reverse stock split of its issued and outstanding common stock and common stock equivalents. All issued and outstanding shares of common stock and common stock equivalents and per share data have been adjusted in these condensed financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Neither the authorized shares of common stock, nor the par value of the common stock were adjusted as a result of the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2023. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at September 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 and $4,533 at September 30, 2023 and December 31, 2022, respectively.

Deferred Offering Costs

Deferred offering costs related to the Company’s initial public offering (“IPO”) consist principally of professional fees, legal and accounting, and other costs such as printing, and registration costs incurred in connection with the planned IPO of the Company and the sale of its Class A common stock. During the nine months ended September 30, 2023, the Company incurred $589,059 of costs, directly attributable to its proposed IPO, which along with the $596,118 of costs incurred during the year ended December 31, 2022, have been deferred and recorded on the Company’s balance sheet. Such costs are deferred until the closing of the IPO, at which time the deferred costs will be offset against the proceeds from the IPO. In the event the IPO is unsuccessful or aborted, the costs will be expensed.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. The cost of office equipment is depreciated using the straight-line method based on a five-year life expectancy.

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Leases

The Company accounts for its leases under ASC 842 - Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

The Company has three main forms of revenue – healthcare staffing, medical communication and digital health revenue. The Company primarily provides healthcare staffing services to state mental health agencies, and its medical communication revenue is primarily comprised of contracted data analysis and medical writing services to state agencies and universities. Digital health services involve the development of artificial intelligent projects to be deployed and managed for clients. Healthcare staffing revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate bi-weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date. The medical communication and digital health revenue contracts also contain certain additional performance obligations that contain single performance obligations that are satisfied when services are rendered. The Company may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. The Company recognizes revenue net of estimated penalties. Revenue during the nine months ended September 30, 2023 and 2022 was comprised of $3,103,940 and $3,366,667 of healthcare staffing services revenue, $513,647 and $285,311 of medical communication services revenue, respectively, and $131,356 of digital health services revenue for the nine months ended September 30, 2023.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the nine months ended September 30, 2023 and 2022, FSSA accounted for approximately 82% and 98% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $2,832,638 and $3,331,639 of the Company’s clinical staffing services for the nine months ended September 30, 2023 and 2022, respectively, and the FSSA-Division of Mental Health and Addiction, representing $240,000 and $239,000 of the Company’s medical communication services revenues for the nine months ended September 30, 2023 and 2022, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), the Washington D.C. Department of Behavioral Health and Coordinated Care Corporation, doing business as Managed Health Services, owed 33%, 23% and 26% of the Company’s accounts receivable, respectively, at September 30, 2023.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (“ASC 718”). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) ASC 740 Income Taxes (“ASC 740”), which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Uncertain Tax Positions

In accordance with ASC 740, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities may periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2 – Related Party Transactions

Advances Received from Related Party

On various dates from July 11, 2023 through September 30, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand to the Company, of which an aggregate $1,150,010 advanced and the Company repaid an aggregate $533,611 of principal on these advances, resulting in a net amount owed of $616,399.

Office Lease

As disclosed in Note 8, the Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and, as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. A total of $96,395 and $74,881 was included in selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively.

Information Technology (“IT”) Services

The Company incurred a total of $3,320 and $18,460 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the nine months ended September 30, 2023 and 2022, respectively.

Recruitment and Human Resource Services

The Company paid a total of $232,174 and $81,413 for recruitment and human resource services from NLogix, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, which have been presented within cost of sales in the statements of operations during the nine months ended September 30, 2023 and 2022, respectively.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Basic and Diluted Earnings per Share

During the nine months ended September 30, 2023, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, conversion of Class B shares and restricted stock. When net income is recognized, the Company analyzes the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Note 4 – Other Current Assets

Other current assets included the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
ERTC tax credit receivable (1)	$50,000	$-
EDGE tax credit receivable (2)	-	116,361
Federal and state income tax receivable	23,069	28,734
Prepaid insurance	41,747	20,040
Prepaid rent	-	10,711
Prepaid licensing and office fees	44,397	16,456
Retainers paid on professional services	4,110	30,000
Total other current assets	$163,323	$222,302

(1)	A federal refundable payroll tax credit, called the Employee Retention Tax Credit (“ERTC”) Tax Credit, which provides a credit to businesses who kept employees, or were negatively impacted, during the COVID-19 pandemic.

(2)	A refundable corporate income tax credit from the State of Indiana, called the Economic Development for a Growing Economy (“EDGE”) Tax Credit, which provides an incentive to businesses to support jobs creation, capital investment and to improve the standard of living for Indiana residents.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Property and Equipment

Property and equipment at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
Office equipment	$142,800	$127,549
Less: Accumulated depreciation	(51,469)	(15,056)
Total property and equipment, net	$91,331	$112,493

Depreciation of property and equipment was $36,413 and $4,791 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Accrued Expenses

Accrued expenses at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued payroll and taxes	$249,403	$212,660
Accrued retirement contributions	3,759	4,874
Accrued franchise taxes	2,712	18,777
Accrued interest	18,722	2,806
Total accrued expenses	$274,596	$239,117

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the nine months ended September 30, 2023, the Company incurred $66,590 of IRA contribution expenses pursuant to the Company’s matching contributions, including $3,759, as accrued at September 30, 2023.

Note 7 – Deferred Revenues

The Company recognized $141,644 of deferred revenues at September 30, 2023, related to its $150,000 performance obligation to develop and deploy an Intelligent Virtual Assistant (“IVA”) to facilitate and provide end-to-end query to be deployed and managed on the website of Coordinated Care Corporation, doing business as Managed Health Services. The $150,000 performance obligation represents half of the design, development and implementation charges on the project, which will be recognized ratably over the period from June 1, 2023 through May, 31, 2029.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The Company is occupying the space for executive and administrative offices. Rent expense for the nine months ended September 30, 2023 and 2022 was $96,395 and $74,881, respectively, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Operating lease cost:
Amortization of ROU asset	$90,162	$66,361
Interest on lease liability	6,233	8,520
Total operating lease cost	$96,395	$74,881

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$94,126	$184,288

Current portion of operating lease liability, related party	$94,126	121,089
Noncurrent operating lease liability, related party	-	63,199
Total operating lease liability	$94,126	$184,288

Weighted average remaining lease term:
Operating leases	0.75 years	1.5 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$90,162	$66,361

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at September 30, 2023:

For the Year	Minimum Lease
Ended December 31:	Commitments
2023 (for the three months remaining)	$32,132
2024	64,263
96,395
Amount representing interest	$(2,269)
Present value of net future minimum lease payments	94,126
Less current portion	(94,126)
Operating lease liability, related party, long term	$-

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Line of Credit

On February 7, 2022, the Company entered into a business loan agreement (as amended, the “loan agreement”) with Citizens State Bank of New Castle pursuant to which it originally received a revolving line of credit of up to $1,500,000 which was subsequently amended to $800,000 (as amended, the “Revolving Line of Credit”). Pursuant to the terms of the Revolving Line of Credit, the outstanding balance would not exceed 75% of the Company’s outstanding accounts receivable due from the State of Indiana aged more than 90 days together with all other accounts receivable aged less than 90 days. The Revolving Line of Credit was to terminate on December 31, 2022, unless extended pursuant to the terms thereof. The Company received extensions on the Revolving Line of Credit such that it terminated on October 24, 2023; however, no further advances were available under the Revolving Line of Credit. In the event of a default, all commitments and obligations pursuant to the Revolving Line of Credit would terminate immediately and, at Citizens State Bank of New Castle’s request, all Indebtedness (as defined in the loan agreement) would become immediately due and payable. Advances on the Revolving Line of Credit are pursuant to a promissory note, dated February 7, 2022, which accrued interest at a variable rate of 1.5% above the national prime interest rate as quoted in the Wall Street Journal, not to be less than 4.75% per annum or more than 21% per annum or the maximum rate allowed by law. Interest was to increase by 2.0% in the event of a default. Pursuant to the promissory note, the Company was required to pay monthly payments of unpaid interest since March 7, 2022. The Company could prepay all or a portion of the amount due prior to the date upon which it was due without any penalty. In connection with the Revolving Line of Credit, the Company entered into a commercial security agreement with Citizens State Bank of New Castle dated February 7, 2022, pursuant to which it granted Citizens State Bank of New Castle a security interest in the Collateral (as defined in the commercial security agreement) to secure the Indebtedness (as defined in the commercial security agreement). During the nine months ended September 30, 2023, the Company received proceeds of $300,000 and repaid total advances of $750,397. In addition, the Company paid an underwriting fee of $14,076 on February 7, 2022, which was amortized over the original life of the line of credit using the straight-line method, which approximated the effective interest method. The balance of the line of credit was $300,154 and $750,551 at September 30, 2023 and December 31, 2022, respectively. A total of $301,655, consisting of $300,154 of principal and $1,501 of interest, was paid on October 10, 2023 and the Revolving Line of Credit was closed.

Note 10 – Convertible Notes Payable

On various dates from January through April 7, 2023, the Company entered into subscription agreements with accredited investors pursuant to which it issued convertible promissory notes in the aggregate principal amount of $1,455,000. The notes mature on various dates between July 10, 2024 and October 7, 2024, accrue interest at 2% per annum and may be prepaid by the Company at any time without any penalties. The holders may convert the principal amount of the notes together with accrued interest thereon at any time prior to the earlier of the maturity date and the effectiveness of the registration statement relating to the Company’s initial public offering at a conversion price of $6.00 per share. Upon the closing of the Next Equity Financing (as defined herein), the principal amount of the notes together with accrued interest thereon shall automatically convert into such number of shares of the Company’s Class A common stock determined by dividing (x) the outstanding principal balance and unpaid accrued interest of the notes on the date of conversion by (y) the price per share equal to the product of the price per Equity Security (as defined in the notes) sold in the Next Equity Financing multiplied by 80%. “Next Equity Financing” means an initial public offering by the Company of its Equity Securities pursuant to which such Equity Securities are listed on a national securities exchange. In addition, if prior to the maturity date of the notes, the notes remains outstanding, then in the event of a Corporate Transaction (as defined in the notes), the holder of each note may elect to convert the outstanding principal balance and unpaid accrued interest of each note, subject to the terms and conditions contained in the note, into Conversion Shares (as defined in the notes) immediately prior to the closing of such Corporate Transaction based upon a conversion price equal to the lesser of (i) the Corporate Transaction Price (as defined in the notes) or (ii) the quotient resulting from dividing (x) the Valuation Cap (as defined in the notes) by (y) the fully diluted capitalization immediately prior to the closing of the Corporate Transactions.

The Company recognized interest expense for the nine months ended September 30, 2023 and 2022, as follows:

	September 30,	September 30,
	2023	2022

Interest on line of credit	$24,304	$6,489
Finance fee on line of credit extension	2,750	-
Amortization of underwriting fee on line of credit	-	10,115
Interest on convertible notes	17,221	-
Interest on credit card debt	174	37
Total interest expense	$44,449	$16,641

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Commitments and Contingencies

On July 18, 2022, the Company entered into an agreement, as amended, with the representative of the underwriters with respect to the IPO providing for the payment of up to $160,000 of accountable expenses. In addition, the representative of the underwriters shall be entitled to cash commission equal to 8.5% of the gross proceeds of the IPO, a non-accountable expense equal 0.8% of the gross proceeds of the IPO, excluding any securities sold to cover over-allotments, and a unit purchase option (the “Unit Purchase Option”) to purchase such number of units (the “Representative’s Units”) equal to 9% of the total number of Units sold in this offering (including any Units sold pursuant to the exercise of the over-allotment option) for $100, which option will expire five years from the date of the IPO prospectus. The Unit Purchase Option shall have an exercise price equal to 125% of the offering price of the Units sold in the IPO. Each Representative’s Unit will consist of one share of the Company’s Class A common stock and one Representative’s Warrant to purchase one share of the Company’s Class A common stock at an exercise price of $6.50 per share, contingent upon closing of the Company’s IPO.

Note 12 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 3,527,092 shares were issued and outstanding as of September 30, 2023.

Cancellation of Class A Common Stock

On May 10, 2023, a stockholder voluntarily surrendered 41,667 shares of Class A common stock, which were subsequently cancelled.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of September 30, 2023, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

Amendment to Certificate of Incorporation

On May 2, 2022, the Company filed an Amended and Restated Certificate of Incorporation that was subsequently amended on October 6, 2022 and May 30, 2023 to authorize the following:

●	100,000,000 shares of Class A common stock with a par value of $0.001 per share;
●	5,000,000 shares of convertible Class B common stock with a par value of $0.001 per share; and
●	10,000,000 shares of “blank check” preferred stock with a par value of $0.001 per share.

Liquidation rights: In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, the holders of Class A common stock and the holders of convertible Class B common stock shall be entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock.

Voting: The holders of the Class A common stock and the holders of the convertible Class B common stock shall at all times vote together as one class on all matters, including the election of directors, submitted to a vote or for the consent of the stockholders of the Company. Each holder of shares of convertible Class B common stock shall be entitled to 16.5 votes for each share of convertible Class B common stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. Each holder of shares of Class A common stock shall be entitled to one vote for each share of Class A common stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company.

Conversion: Each share of convertible Class B common Stock was also convertible into 16.5 fully paid and nonassessable shares of Class A common stock. On October 6, 2022, the Company’s Amended and Restated Certificate of Incorporation was amended to change the conversion ratio from 16.5 shares to 10 shares of Class A common stock. The voting rights remain unchanged.

The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of each series of preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated. None of the preferred shares have been designated or issued to date.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Common Stock Options

Omnibus Equity Incentive Plan

On April 11, 2022, the Company’s board of directors adopted, and the Company’s stockholders approved, the Syra Health Corp. 2022 Omnibus Equity Incentive Plan, as amended on April 19, 2023 (as amended, the “2022 Plan”). No more than 1,041,667 shares of the Company’s Class A common stock shall be issued pursuant to the exercise of incentive stock options under the 2022 Plan. There were options to purchase 18,335 shares of Class A common stock, exercisable at $1.20 per share, with a weighted average remaining contractual life of 8.83 years, outstanding as of September 30, 2023.

Cancellation of Common Stock Options

On April 11, 2023, options to purchase 5,000 shares of Class A common stock at an exercise price of $1.20 per share were cancelled as a result of the termination of an employee.

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2023, the Company had approximately $3,792,000 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2023 and December 31, 2022.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Repayment of Revolving Line of Credit

A total of $301,655, consisting of $300,154 of principal and $1,501 of interest, was paid on October 10, 2023, and the Revolving Line of Credit was closed.

Repayment of Advances Received from Related Party

On October 4, 2023 and November 3, 2023, the Company repaid advances received from Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, of $400,000 and $150,000, respectively.

Debt Conversions

On October 3, 2023, a total of $1,472,460, consisting of $1,455,000 of principal and $17,460 of interest, was converted into an aggregate 446,206 shares of Class A common stock in accordance with the terms of the convertible promissory notes.

Initial Public Offering

On October 3, 2023 (the “Closing Date”), the Company completed its initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of the Company’s Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between the Company and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). The Company received gross proceeds of approximately $6.7 million from the sale of the Units before deducting underwriting discounts, commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, the Company issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422.

Options Granted

On November 8, 2023, the Company granted options to purchase an aggregate 32,750 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $1.51 per share, exercisable over a 10-year term, to a total of ten employees. The options vest annually over four years from the date of grant.

On November 8, 2023, the Company granted options to purchase an aggregate 80,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $1.51 per share, exercisable over a 10-year term, to a total of three consultants. The options vest quarterly over one year from the date of grant.

On October 9, 2023, the Company granted options to purchase an aggregate 50,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.68 per share, exercisable over a 10-year term, to a total of five newly appointed board members. The options vest in four (4) equal annual installments with the first installment vesting on the date of grant.

On October 3, 2023, the Company granted fully vested options to purchase 145,350 shares of the Company’s common stock, having an exercise price of $5.156 per share, exercisable over a 5-year term, to Kingswood Capital Partners, LLC, pursuant to the Company’ IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Syra,” refer to Syra Health Corp.

Overview

We are a healthcare services company promoting preventative health, holistic wellness, health education, and equitable healthcare for all patient demographics. We leverage deep scientific and healthcare expertise to create strategic frameworks and develop patient-centric solutions for the betterment of patient lives and health outcome linked to developing a healthier population. We are developing comprehensive end-to-end solutions in health education services, population health management, behavioral and mental health, healthcare workforce and digital health.

Recent Developments

On October 3, 2023 (the “Closing Date”), we completed our initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of our Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between us and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). We received gross proceeds of approximately $6.7 million from the sale of the Units before deducting underwriting discounts, commissions and offering expenses. In addition, pursuant to the Underwriting Agreement, we granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, we issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422.

We recently secured a five-year $4.75 million contract with the District of Columbia’s Department of Behavioral Health (DBH), to support DBH's mental health initiatives, including its Supported Employment Program and Comprehensive Psychiatric Emergency Program.

Based on the recent successes of our healthcare staffing services, we received a two-year contract extension, worth up to $636,000, with the Indiana Division of Mental Health and Addiction and Family and Social Services Administration to chair and manage the State of Indiana’s Epidemiological Outcomes Workgroup. We also entered into an agreement with Maricopa County Department of Public Health in Arizona to train over 100 public health staff in the county.

True to our goal of helping address some of healthcare’s largest challenges, including behavioral and mental health, we recently launched Syrenity, a mental health product that proactively identifies the negative factors impacting mental health and integrates telehealth for mental health prevention and treatment. For Syrenity, we entered into a strategic agreement with E&I Cooperative Services (E&I), where our sales and marketing teams work together to promote Syrenity to all of E&I’s 6,000 plus college and university members nationwide.

We also launched CarePlus, an electronic medical record (EMR) system designed specifically for small to mid-sized healthcare organizations. CarePlus is an easy-to-use, secure, and scalable platform that allows for streamlining clinical workflows and solves one of healthcare provider’s largest challenges by seamlessly integrating labs, radiology, and telehealth.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statements of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months
	Ended
	September 30,	September 30,	Increase /
	2023	2022	(Decrease)

Net revenues	$1,581,344	$1,513,979	$67,365
Cost of services	1,026,803	1,100,170	(73,367)
Gross profit	554,541	413,809	140,732

Operating expenses:
Salaries and benefits	592,241	451,771	140,470
Professional fees	58,875	154,457	(95,582)
Selling, general and administrative expenses	234,084	150,492	83,592
Depreciation	12,357	3,880	8,477
Total operating expenses:	897,557	760,600	136,957

Operating loss	(343,016)	(346,791)	(3,775)

Total other income (expense)	(11,360)	(7,744)	3,616

Net loss	$(354,376)	$(354,535)	$(159)

Net Revenues

Net revenue during the three months ended September 30, 2023 was comprised of $1,121,238 of healthcare staffing services revenue, $328,750 of medical communication services revenue and $131,356 of digital health services revenue, compared to net revenue during the three months ended September 30, 2022 of $1,447,979 of healthcare staffing services revenue and $66,000 of medical communication services revenue, an increase of $67,365, or 4%.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $1,026,803 of cost of services for the three months ended September 30, 2023, compared to $1,100,170 for the three months ended September 30, 2022, a decrease of $73,367, or 7%. Our gross profit was approximately 35% for the three months ended September 30, 2023, compared to approximately 27% for the three months ended September 30, 2022, an increase of approximately 8%. Our cost of services decreased primarily due to a slight shift from healthcare staffing services to project-based medical communication and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits included wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $592,241 of salaries and benefits during the three months ended September 30, 2023, compared to $451,771 for the three months ended September 30, 2022, an increase of $140,470, or 31%. Salaries and benefits increased in 2023 as we supported our increased operations and added office personnel to support our IPO process.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $58,875 of professional fees for the three months ended September 30, 2023, compared to $154,457 for the three months ended September 30, 2022, a decrease of $95,582, or 62%. Professional fees decreased in 2023 due to decreased reliance on outsourced professionals in the current period, as we heavily relied on outsourced professionals in our prior period when we audited our financial statements and prepared for our IPO.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $234,084 of SG&A expenses during the three months ended September 30, 2023, compared to $150,492 for the three months ended September 30, 2022, an increase of $83,592, or 56%. Our SG&A expenses increased primarily due to our increased operations in 2023. SG&A included $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $85,102 and $14,891 of office and computer supplies, $52,317 and $37,469 of insurance and $-0- and $4,869 of repairs and maintenance for the three months ended September 30, 2023 and 2022, respectively.

Depreciation

We incurred $12,357 of depreciation expense for the three months ended September 30, 2023, compared to $3,880 of depreciation expense for the three months ended September 30, 2022, an increase of $8,477, or 218%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2022. We expect depreciation to increase in future periods, as we expanded our office space and incurred significant leasehold improvement costs throughout 2022.

Other Income (Expense)

Other expense, on a net basis, consisted of $14,180 of interest incurred on a line of credit and convertible notes, as partially offset by $2,820 of interest income, for the three months ended September 30, 2023. Other expense, on a net basis, consisted of $7,779 of interest incurred on a line of credit and convertible notes, as partially offset by $35 of interest income, for the three months ended September 30, 2022. Other expense, on a net basis, increased by $3,616, or 47%, primarily due to increased debt financing.

Net Loss

Our net loss for the three months ended September 30, 2023 was $354,376, compared to a net loss of $354,535 for the three months ended September 30, 2022, a decrease of $159.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statements of operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months
	Ended
	September 30,	September 30,	Increase /
	2023	2022	(Decrease)

Net revenues	$3,748,943	$3,651,978	$96,965
Cost of services	2,919,087	2,881,142	37,945
Gross profit	829,856	770,836	59,020

Operating expenses:
Salaries and benefits	1,612,605	1,021,627	590,978
Professional fees	424,379	863,297	(438,918)
Selling, general and administrative expenses	657,904	370,067	287,837
Depreciation	36,413	4,791	31,622
Total operating expenses:	2,731,301	2,259,782	471,519

Operating loss	(1,901,445)	(1,488,946)	412,499

Total other income (expense)	(41,623)	(16,587)	25,036

Net loss	$(1,943,068)	$(1,505,533)	$437,535

Net Revenues

Net revenue during the nine months ended September 30, 2023 was comprised of $3,103,940 of healthcare staffing services revenue, $513,647 of medical communication services revenue and $131,356 of digital health services revenue, compared to net revenue during the nine months ended September 30, 2022 of $3,366,667 of healthcare staffing services revenue and $285,311 of medical communication services revenue, an increase of $96,965, or 3%.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $2,919,087 of cost of services for the nine months ended September 30, 2023, compared to $2,881,142 for the nine months ended September 30, 2022, an increase of $37,945, or 1%. Our gross profit was approximately 22% for the nine months ended September 30, 2023, compared to approximately 21% for the nine months ended September 30, 2022, an increase of approximately 1%. Our cost of services increased primarily due to increased labor necessary to support our increased sales in 2023, as we had to pay higher labor rates to attract and retain qualified personnel. To the extent possible, we intend to factor these considerations into our new and existing contracts to improve our margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits included wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $1,612,605 of salaries and benefits during the nine months ended September 30, 2023, compared to $1,021,627 for the nine months ended September 30, 2022, an increase of $590,978, or 58%. Salaries and benefits increased in 2023 as we supported our increased operations and added office personnel to support our IPO process.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $424,379 of professional fees for the nine months ended September 30, 2023, compared to $863,297 for the nine months ended September 30, 2022, a decrease of $438,918, or 51%. Professional fees decreased in 2023 due to decreased reliance on outsourced professionals in the current period, as we heavily relied on outsourced professionals in our prior period when we audited our financial statements and prepared for our IPO.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $657,904 of SG&A expenses during the nine months ended September 30, 2023, compared to $370,067 for the nine months ended September 30, 2022, an increase of $287,837, or 78%. Our SG&A expenses increased primarily due to our increased operations in 2023. SG&A included $96,395 and $74,881 of rent incurred from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $179,030 and $42,082 of office and computer supplies, $155,497 and $64,660 of insurance and $3,320 and $24,226 of repairs and maintenance for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation

We incurred $36,413 of depreciation expense for the nine months ended September 30, 2023, compared to $4,791 of depreciation expense for the nine months ended September 30, 2022, an increase of $31,622, or 660%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2022. We expect depreciation to increase in future periods, as we expanded our office space and incurred significant leasehold improvement costs throughout 2022.

Other Income (Expense)

Other expense, on a net basis, consisted of $44,449 of interest incurred on a line of credit and convertible notes, as partially offset by $2,826 of interest income, for the nine months ended September 30, 2023. Other expense, on a net basis, consisted of $16,641 of interest incurred on a line of credit and convertible notes, as partially offset by $54 of interest income, for the nine months ended September 30, 2022. Other expense, on a net basis, increased by $25,036, or 151%, primarily due to increased debt financing.

Net Loss

Our net loss for the nine months ended September 30, 2023 was $1,943,068, compared to a net loss of $1,505,533 for the nine months ended September 30, 2022, an increase of $437,535, or 29%. Net loss increased primarily due to increased labor costs as we increased operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, we incurred operating losses in the amount of $1,901,445, expended $1,002,026 in cash in operating activities, and had an accumulated deficit of $4,069,680 as of September 30, 2023. We financed our working capital requirements through September 30, 2023 primarily through equity and debt financings. Net proceeds to us from the IPO were approximately $4.75 million. See Note 15 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding the IPO.

Our primary uses of cash have been for the development of operations, compensation, and professional fees. All funds received have been expended in the furtherance of growing our business and establishing our healthcare staffing and medical communication services. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	a substantial increase in working capital requirements to finance our operations;
●	addition of administrative and professional personnel as our business continues to grow;
●	the cost of being a public company; and
●	payments for seeking and securing quality staffing personnel.

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022
Current Assets	$1,236,184	$1,426,743

Current Liabilities	$2,381,119	$1,546,345

Accumulated Deficit	$(4,069,680)	$(2,126,612)

Working Capital	$(1,144,935)	$(119,602)

Cash Flow Activities for the Nine Months Ended September 30, 2023 and 2022

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $1,002,026 and $1,022,661, respectively, which was primarily attributable to our net loss for the periods.

Net Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $15,251 and $76,358, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $1,031,943, which consisted of $300,000 of proceeds received from a line of credit, $1,295,010 of advances received from a related party and $1,455,000 of proceeds received from the sale of convertible notes payable, as partially offset by $589,059 of payments on deferred offering costs, $750,397 of repayments on the line of credit and $678,611 related to the repayment of advances received from a related party. Cash provided by financing activities for the nine months ended September 30, 2022 was $1,667,536, which consisted of $2,322,500 of proceeds from the sale of our Class A common stock, $1,321,275 of proceeds received from a line of credit, and $94,000 of advances received from a related party, as partially offset by $446,688 of payments on deferred offering costs, $1,335,351 of repayments on the line of credit and $288,200 related to the repayment of advances received from a related party.

Financing Transactions

Line of Credit

On February 7, 2022, we entered into a business loan agreement (as amended, the “loan agreement”) with Citizens State Bank of New Castle pursuant to which we originally received a revolving line of credit of up to $1,500,000, which was subsequently amended to $800,000 (as amended, the “Revolving Line of Credit”). Pursuant to the terms of the Revolving Line of Credit, the outstanding balance shall not exceed 75% of our accounts receivable due from the State of Indiana as aged more than 90 days together with all other accounts receivable aged less than 90 days. The Revolving Line of Credit was to terminate on December 31, 2022, unless extended pursuant to the terms thereof. We received extensions on the Revolving Line of Credit such that it will now terminate on October 24, 2023; however, no further advances are available under the Revolving Line of Credit. In the event of a default, all commitments and obligations pursuant to the Revolving Line of Credit will terminate immediately and, at Citizens State Bank of New Castle’s request, all Indebtedness (as defined in the business loan agreement) shall become immediately due and payable. Advances on the Revolving Line of Credit are pursuant to a promissory note dated February 7, 2022, which accrues interest at a variable rate of 1.5% above the national prime interest rate as quoted in the Wall Street Journal, not to be less than 4.75% per annum or more than 21% per annum or the maximum rate allowed by law. Interest shall increase by an 2.0% in the event of a default. Pursuant to the promissory note, we have been required to pay monthly payments of unpaid interest since March 7, 2022. We may prepay all or a portion of the amount due prior to the date upon which it is due without any penalty. In connection with the Revolving Line of Credit, we entered into a commercial security agreement with Citizens State Bank of New Castle dated February 7, 2022, pursuant to which we granted Citizens State Bank of New Castle a security interest in all of our assets to secure the Indebtedness. As of September 30, 2023 and December 31, 2022, the balance outstanding under the Revolving Line of Credit was $300,154 and $750,551, respectively.

Advances from Related Party

During the nine months ended September 30, 2023, our operations were partially financed by short term advances from Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by our principal owners and management team, culminating in an outstanding principal balance of $616,399 at September 30, 2023.

Convertible Notes Payable

On various dates from January through April 2023, we entered into subscription agreements with accredited investors pursuant to which we issued convertible promissory notes in the aggregate principal amount of $1,455,000. The notes mature on various dates between July 10, 2024 and October 7, 2024, accrue interest at 2% per annum and could have been prepaid by us at any time without any penalties. The holders had the ability to convert the principal amount of the notes together with accrued interest thereon at any time prior to the earlier of the maturity date and the effectiveness of the registration statement relating to our initial public offering at a conversion price of $6.00 per share. A total of $1,472,460, consisting of $1,455,000 of principal and $17,460 of interest, was converted into an aggregate 446,206 shares of Class A common stock on October 3, 2023, in accordance with the terms of the convertible promissory notes.

Critical Accounting Policies and Estimates

The preparation of the financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

Reverse Stock Split

On August 28, 2023, we effectuated a 1-for-1.2 reverse stock split of our issued and outstanding common stock and common stock equivalents. All issued and outstanding shares of common stock and common stock equivalents and per share data have been adjusted in this Quarterly Report on Form 10-Q, on a retrospective basis, to reflect the reverse stock split for all periods presented. Neither the authorized shares of common stock, nor the par value of the common stock were adjusted as a result of the reverse stock split.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 and $4,533 at September 30, 2023 and December 31, 2022, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as property and equipment held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Leases

We account for our leases under ASC 842 - Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Revenue Recognition

We recognize revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

We account for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

We have three main forms of revenue – healthcare staffing, medical communication and digital health revenue. We primarily provide healthcare staffing services to state mental health agencies, and our medical communication revenue is primarily comprised of contracted data analysis and medical writing services to state agencies and universities. Digital health services involve the development of artificial intelligent projects to be deployed and managed for clients. Healthcare staffing revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our performance on an hourly or daily basis. The contracts stipulate bi-weekly or monthly billing, and we have elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. The medical communication and digital health revenue contracts also contain certain additional performance obligations that contain single performance obligations that are satisfied when services are rendered. We may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. We recognize revenue net of penalties. Revenue during the nine months ended September 30, 2023 and 2022 was comprised of $3,103,940 and $3,366,667 of healthcare staffing services revenue, $513,647 and $285,311 of medical communication services revenue, respectively, and $131,356 of digital health services revenue for the nine months ended September 30, 2023.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between our Company and different divisions within the FSSA. Most contracts require monthly payments as the projects progress. We generally do not require collateral or advance payments. For the nine months ended September 30, 2023 and 2022, Indiana Family and Social Services Administration (“FSSA”) accounted for approximately 82% and 98% of our revenues, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), the Washington D.C. Department of Behavioral Health and Coordinated Care Corporation, doing business as Managed Health Services, owed 33%, 23% and 26% of our accounts receivable, respectively, at September 30, 2023.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. The material weaknesses that have been identified relate to: (i) a lack of formal policy or written procedures for the approval, identification and reporting of related-party transactions; (ii) lack of formal executed agreements, policies and procedures which are not yet adequately documented, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Remediation Plans

We intend to work to strengthen internal control over financial reporting and management is committed to ensuring that such controls are designed and operating effectively. We are implementing processing and control improvements to address the above material weaknesses as follows:

●	we intend to adopt a formal policy or written procedures for the approval, identification and reporting of related-party transactions;
●	we intend to provide written documentation of our internal control policies and procedures; and
●	we intend to add staff members with requisite accounting experience at such time that adequate resources are available to us to remediate such weakness.

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Quarterly Report on Form 10-Q before investing in our securities. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

Although we have generated approximately $3.7 million, $5.6 million and $1.4 million of revenues for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively, our future profitability is uncertain.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and expansion of a business enterprise. Our net losses were $1,943,068, $2,118,165 and $3,280 for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively, and our accumulated deficit as of September 30, 2023, December 31, 2022 and December 31, 2021 was $4,069,680, $2,126,612 and $8,447, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations.

We will require substantial additional funding. If we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

Since our inception, we have not generated sufficient revenues from our operations to continue to fund the development and expansion of our business. To date, we have funded a significant portion of our operations through the sale of our equity securities. As of September 30, 2023, December 31, 2022 and December 31, 2021, we had cash of $18,010, $3,344 and $100,012, respectively. We expect that our existing cash will be sufficient to fund our current operations through at least 12 months from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products and services. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our stockholders. In addition, the future issuance of shares of Class B common stock may be dilutive to the holders of Class A common stock, particularly with respect to their voting power. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to make certain dividends, incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our operations or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

We face significant competition, which may harm our business, results of operations or financial condition.

We face substantial competition in the healthcare services markets. Our key competitors include, among others, healthcare consulting service providers, healthcare payment accuracy companies and providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data. We also compete with certain of our customers that internally provide some of the same solutions that we offer. The increasing standardization of certain healthcare services has made it easier for companies to enter these markets with competitive products and services. We cannot fully anticipate whether or when companies in adjacent or other product or service areas may launch competitive products and/or services, and any such entry may lead to obsolescence of our products and/or services or loss of market share or erosion of the prices for our solutions, or both. The extent of this competition may vary by the size of companies, geographical coverage and scope and breadth of products and services offered. Furthermore, some of our competitors are significantly larger and have greater financial or other resources than we do. The vigorous competition we face requires us to provide high quality, innovative products at a competitive price. We cannot guarantee that we will be able to upgrade our existing solutions, or introduce new solutions at the same rate as our competitors, or at all, nor can we guarantee that such upgrades or new solutions will achieve market acceptance over or among competitive offerings, or at all. Therefore, these competitive pressures could have a material adverse impact on our business, results of operations or financial condition.

If we are unable to retain our existing customers or attract new customers, our business, financial condition or results of operations could suffer.

Our success depends substantially upon the retention of our existing customers and attracting new customers. We may not be able to retain our existing customers or attract new customers if we are unable to provide solutions or services that our existing or prospective customers believe enable them to achieve improved efficiencies and cost-effectiveness. Our success in retaining and attracting customers will also depend, in part, on our ability to be responsive to pricing pressures and changing business models. To remain competitive in the healthcare services markets, we must continuously upgrade our existing solutions, and develop and introduce new solutions on a timely basis. Future advances in the healthcare services market could lead to new products or services that are competitive with our solutions, resulting in pricing pressure or rendering our solutions obsolete or not competitive. We also may not be able to retain or attract customers if our solutions contain errors or otherwise fail to perform properly, if our pricing structure is not competitive or if we are unable to renegotiate our customer contracts upon expiration. If we are unable to maintain our customer retention rates, or if we are unable to attract new customers, our business, results of operations or financial condition could be adversely impacted.

Our business strategy and future success depend on our ability to cross-sell our solutions.

Our ability to generate revenue and growth partly depends on our ability to cross-sell our solutions to our existing customers and new customers. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary, unattractive or cost-ineffective. Our failure to sell additional solutions to our existing and new customers could negatively affect our ability to grow our business.

If we are unable to successfully expand our sales force productivity, sales of our solutions and the growth of our business and financial performance could be harmed.

We continue to invest significantly in our sales force to obtain new customers and increase sales to existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth and profitably will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our sales efforts. A portion of our current sales personnel are new to our Company. New hires require significant training and may require a lengthy onboarding process before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to recruit, train and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business could be harmed. Additionally, if our efforts to improve sales force productivity do not result in increased revenue, our operating results could be negatively impacted due to increased operating expenses associated with these efforts.

An economic downturn or volatility could have a material adverse impact on our business, results of operations or financial condition.

The United States and world economies have experienced significant economic uncertainty and volatility during recent years. A weakening of economic conditions could lead to reductions in demand for our solutions. As a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on our customers. For instance, our business could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ creditworthiness, which could result in us incurring increased bad debt expense. Additionally, volatile or uncertain economic conditions in the United States and other parts of world could lead our state and government customers to terminate, or elect not to renew, existing contracts with us, or not enter into new contracts with us. Furthermore, demand for staffing services is sensitive to changes in economic activity. Many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Conversely, when hospital admissions decrease in economic downturns or periods of high inflation, due to reduced consumer spending, the demand for staffing healthcare professionals typically declines. In times of economic downturn and inflation, permanent full-time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, it could have a material adverse impact on our business, results of operations or financial condition.

Pandemics, such as COVID-19, may adversely impact our business, results of operations, financial condition, liquidity and cash flows and that of our clients.

The COVID-19 pandemic and efforts to control its spread had a significant impact on our operations and the operations of our healthcare clients. Previously, our hospital and other health care provider clients prioritized their resources, capacity and staff as the COVID-19 outbreak strained their organizations which adversely affected our business, including by negatively impacting the demand and timing for implementing our solutions and the timing of payment for our services. For example, while the COVID-19 pandemic had a minimal impact on our revenue for the year ended December 31, 2022, it negatively impacted revenue for the year ended December 31, 2021, as we generated less revenue from sales of our professional staffing services than anticipated. In addition, we previously instituted a work-from-home policy for some of our employees and had limited employee travel to essential travel only, which restricted some sales, marketing and other important business activities.

Pandemics, such as COVID-19, may have a material economic effect on our business. While the potential economic impact brought by such pandemics may be difficult to assess or predict, it has caused, and may result in further significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a health pandemic could materially and adversely affect our business and the value of our common stock.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

We must continually improve our existing solutions in a timely manner and introduce new and valuable solutions in order to respond to regulatory developments and customer demands and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. In addition, our customers may request that our solutions be customized to satisfy particular needs. We may not be successful in responding to regulatory developments or changing customer needs. In addition, these regulatory or customer-imposed requirements may impact the profitability of particular solutions and customer engagements. If we do not respond successfully to regulatory changes, as well as evolving industry standards and customer demands, our solutions may become obsolete. If we lower our prices on some of our solutions, we will need to increase our margins on other solutions in order to maintain our overall profitability.

Achieving market acceptance of new or updated solutions is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

Our future financial results will depend in part on whether our new or updated solutions receive sufficient customer acceptance. Achieving market acceptance for new or updated solutions may require substantial marketing efforts and expenditure of significant funds to create awareness and demand by our existing or prospective customers. Failure to achieve broad penetration in target markets with respect to new or updated solutions could have a material adverse impact on our business, results of operations or financial condition.

Our business would be adversely affected if we cannot obtain, process or distribute data we require to provide our solutions.

Our business relies on our ability to obtain, process, monetize and distribute data in the healthcare industry in a manner that complies with applicable law, regulation and contractual and restrictions. Our failure to obtain and distribute such data in a compliant manner could have a harmful effect on our ability to use and disclose such data which in turn could impair our ability to share such data with our customers or incorporate it into our services and offerings. In addition to complying with requirements in obtaining the data, the use, processing and distribution of such data may require us to obtain consent from third parties or follow additional laws, regulations or contractual restrictions that apply to the healthcare industry. Moreover, we may be subject to claims or liability for use or disclosure of information. Any such claims or liabilities and other failures to comply with applicable requirements could subject us to unexpected costs and adversely affect our operating results.

Poor service, system errors or failures of our solutions to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our business, results of operations or financial condition.

Some of our solutions are intended to provide information to healthcare professionals in the course of delivering patient care. Although our contracts may disclaim liability for medical decisions and responsibility for patient care, if use of or inability to use our solutions leads to faulty clinical decisions or injury to patients, such disclaimers may be unenforceable and we could be subject to claims or litigation by healthcare professionals, their patients or our customers. Further, negative publicity regarding our services, whether accurate or inaccurate, could harm our reputation, decrease demand for our services, lead to withdrawals of our services or impair our ability to successfully launch and market our services in the future.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. However, contractual limitations on liability may not be accepted by our customers, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for cyber-liability. It is possible, however, that claims could be denied or exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact our customer relationships, market acceptance of our solutions or may harm our reputation and our business.

Disruptions in service or damages to our data or systems failures, could have a material adverse impact on our business, results of operations or financial condition.

Our business operations depend on our ability to maintain and protect our network and computer systems, some of which are outsourced to certain third-party hosting providers. Our operations are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyber and ransomware attacks, computer viruses, hacking, break-ins, sabotage, intentional acts of vandalism and other similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the attractiveness of our solutions to our customers and could have a material adverse impact on our business, results of operations or financial condition. If customers’ access to our solutions is interrupted, we could be in breach of our agreements with customers and/or exposed to significant claims. Any significant instances of system downtime could negatively affect our reputation and ability to provide our services, which could have a material adverse impact on our business, results of operations or financial condition.

Breaches and failures of IT systems and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm.

Our business relies on information systems to obtain, process, analyze, and manage data. To the extent IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected. Further, our business relies to a significant degree upon the secure transmission, use and storage of sensitive information, including protected health information and other personally identifiable information, financial information and other confidential information and data within these systems.

To protect this information, we seek to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, hosted and processed. Despite our security management efforts our business is vulnerable to unauthorized access to data and/or breaches of confidential information due to criminal conduct, physical break-ins, hackers, employee or insider malfeasance and/or improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, ransomware events, phishing schemes, fraud, terrorist attacks, human error or other breaches by insiders or third parties or similar disruptive problems. It is not possible to prevent all security threats to our data. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time. Further, defects in the design or manufacture of applications we develop or procure from third parties could compromise our data. These events, including unauthorized access, misappropriation, disclosure or loss of sensitive information (including financial or personal health information) or a significant disruption of our network, expose us to risks including risks to our ability to provide our solutions, management distraction and the obligation to devote significant financial and other resources to mitigate such problems and increases to our future information security costs. Moreover, unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under the Health Insurance Portability and Accountability Act (“HIPAA”) or state data privacy laws could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses. In addition, actual or perceived breaches of our security management efforts can cause existing customers to terminate their relationship with us and deter existing or prospective customers from using or purchasing our solutions in the future. These events can have a material adverse impact on our business, results of operations, financial condition and reputation.

Because our products and services involve the storage, use and transmission of personal information of consumers, we may be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Vendor, insider or employee cyber and security threats also occur and are a significant concern for all companies, including ours. There have, in the past, been a number of high-profile security breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. These breaches have resulted in lawsuits and governmental enforcement actions that have sought or obtained significant fines and penalties, and have required companies to enter into agreements with government regulators that impose ongoing obligations and requirements, including internal and external (third party) monitorships for five years or more. While we maintain liability insurance coverage including coverage for cyber-liability, claims may not be covered or could exceed the amount of our applicable insurance coverage, if any, or such coverage may not continue to be available on acceptable terms or in sufficient amounts.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers.

We may experience interruptions in these systems, including server failures that temporarily slow down the performance of our solutions. We rely on internal systems as well as vendors, including bandwidth and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our solutions and prevent or inhibit the ability of our customers to access our solutions.

If a catastrophic event were to occur with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our customers, results of operations and financial condition.

Failure by our customers to obtain proper permissions or provide us with accurate and appropriate information may result in claims against us or may limit or prevent our use of information, which could harm our business. Additionally, privacy concerns relating to our business could damage our reputation and deter current and potential customers from using our solutions.

To the extent we are not otherwise permitted to use and/or disclose customer information, we require our customers to provide necessary notices and obtain necessary permissions for the use and disclosure of such information. If they do not provide necessary notices or obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by federal or state privacy or other laws. Such failures by our customers could impair our functions, processes and databases that reflect, contain or are based upon such information. Furthermore, such failures by our customers could interfere with or prevent creation or use of analyses or other data-driven activities that benefit us, or make our solutions less useful. Accordingly, we may be subject to claims or liability for inaccurate data. These claims or liabilities could damage our reputation, subject us to unexpected costs and could have a material adverse impact on our business, results of operations or financial condition.

Additionally, in recent years, consumer advocates, media and elected officials increasingly and publicly have criticized companies in data focused industries regarding the collection, storage and use of personal data. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our business, results of operations or financial condition.

It is difficult to predict the sales cycle and implementation schedule for our products and services.

The duration of the sales cycle and implementation schedule for our products and services depends on a number of factors, including the nature and size of the potential client and the extent of the commitment being made by the potential client, all of which may be difficult to predict. Our sales and marketing efforts with respect to hospitals and large health organizations generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential clients may react by reducing or deferring investments, including their purchases of our solutions or services. If clients take longer than we expect to decide whether to purchase our solutions, our revenues could decrease, which could materially and adversely impact our business, financial condition and operating results.

Our independent content providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

We depend on some independent content providers for the development of health education and other scientific content resources. Our ability to rely on these services could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and damage our reputation. This could materially and adversely impact our business, financial condition and operating results. We depend on our content providers to deliver high quality content from reliable sources and to continually upgrade their content in response to demand and evolving regulations. If these parties fail to develop and maintain high quality, attractive content, the value of our brand and our business, financial condition and operating results could be materially and adversely impacted.

We may be liable for use of content we provide.

If any of the content that we provide to our customers, including content we generate as a result of our grant writing services, is incorrect or incomplete, it may give rise to claims against us. While we maintain insurance coverage in an amount that we believe is sufficient for our business, we cannot provide assurance that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could materially and adversely impact our business, financial condition and operating results. Even unsuccessful claims could result in substantial costs and diversion of management and other resources.

Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documenting change orders.

Most of our grant writing service contracts are either fee for service contracts or fixed-fee contracts. Our past financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the client. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we will bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

As we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of talent solutions, the demands on our business and our operating risks may increase.

As part of our strategy, we plan to extend our services. As we focus on developing new services, capabilities and clients, and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks. In particular, our growth efforts may place substantial additional demands on our management and other team members, as well as on our information, financial, administrative, compliance and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, increased regulatory and compliance efforts, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. As our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business. The demands that our current and future growth place on our people and systems, controls, compliance efforts, policies and procedures may exceed the benefits of such growth, and our operating results may suffer, at least in the short-term, and perhaps in the long-term.

Consolidation in the healthcare industry could adversely impact our business, financial condition and operating results.

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Any of these factors could materially and adversely impact our business, financial condition and operating results.

If we do not continue to recruit and retain sufficient quality healthcare professionals at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With clinician burnout rates continuing to rise, an ongoing shortage of certain qualified nurses and physicians in many areas of the United States and low unemployment rates for nurses and physicians, competition for the hiring of these professionals remains intense. Our ability to recruit temporary and permanent healthcare professionals may be exacerbated by continued low levels of unemployment.

We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages, the benefits that we provide and speed and quality of our service.

The costs of recruiting quality healthcare professionals and providing them with competitive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients or not meet our service level agreements with these clients that have negative financial repercussions.

The ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts may affect the demand for our services that could negatively affect our business.

If our clients are able to increase the effectiveness of their staffing and recruitment functions, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, including internal “travel” and other healthcare staffing models, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our business.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients may include national, provincial, state, local and foreign governmental entities and their agencies. Our government work carries various risks inherent in contracting with government entities. These risks include, but are not limited to, the following:

●	Government entities, particularly in the United States, often reserve the right to audit our contracts and conduct reviews, inquiries and investigations of our business practices and performance with respect to government contracts. If a government client discovers improper conduct during its audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, suspension of payments, fines and civil money penalties, and suspensions or debarment from doing business with other government agencies.

●	U.S. government contracting regulations impose strict compliance and disclosure obligations and our failure to comply with these obligations could be a basis for suspension or debarment, or both, from federal government contracting in addition to breach of the specific contract.

●	Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients and often involve more extensive scrutiny and publicity. Negative publicity, including allegations of improper or illegal activity, poor contract performance, or information security breaches, regardless of accuracy, may adversely affect our reputation.

●	Terms and conditions of government contracts also tend to be more onerous, are often more difficult to negotiate and involve additional costs.

●	Government entities typically fund projects through appropriated monies. Any change in presidential administrations may affect budget priorities for our ongoing work.

●	Government entities reserve the right to change the scope of or terminate projects at their convenience for lack of approved funding or other reasons, which could limit our recovery of reimbursable expenses or investments. In addition, government contracts may be protested, which could result in administrative procedures and litigation, result in delays in performance and payment, be expensive to defend and be incapable of prompt resolution.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material adverse effect on our business, results of operations and financial condition.

We may be a party to legal, regulatory and other proceedings that could result in unexpected adverse outcomes.

From time to time, we may be a party to legal and regulatory proceedings and investigations, including matters involving governmental agencies and entities with which we do business and other proceedings and investigations arising in the ordinary course of business. In addition, there are an increasing number of, and we may be subject to, investigations and proceedings in the healthcare industry generally that seek recovery under the Health Insurance Portability and Accountability Act, Anti-Kickback Statute, the False Claims Act, the Civil Money Penalty, the Stark Law, the Sunshine Act, state laws and other statutes and regulations applicable to our business. We also may be subject to legal proceedings under non-healthcare federal, and state laws affecting our business, such as the Telephone Consumer Protection Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, Junk Fax Prevention Act, Foreign Corrupt Practices Act, employment, banking and financial services and USPS laws and regulations. Such proceedings are inherently unpredictable, and the outcome can result in verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. Governmental investigations, audits and other reviews could also result in criminal penalties or other sanctions, including restrictions, changes in the way we conduct business or exclusion from participation in government programs. We evaluate our exposure to these legal and regulatory proceedings and intend to establish reserves for the estimated liabilities in accordance with accounting principles generally accepted in the United States of America, as necessary. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition.

Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are resolved in our favor, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation.

We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to health care providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.

We provide, and facilitate providing, information for use by health care providers in treating patients. If this data is incorrect or incomplete, the patient could be misdiagnosed or mistreated resulting in adverse consequences, including death, giving rise to claims against us. In addition, certain of our solutions relate to patient health information, and a court or government agency may take the position that our delivery of this information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information. While we maintain liability insurance coverage in an amount that we believe is sufficient for the risks associated with our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources and could cause the trading price of our common stock to decline.

Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be a material adverse impact on our business, results of operations or financial condition.

We are highly dependent upon our personnel, including Deepika Vuppalanchi, our Chief Executive Officer and member of our board of directors, and Sandeep Allam, our President and Chairman. The loss of Dr. Vuppalanchi’s or Mr. Allam’s services could impede the achievement of our business objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. Furthermore, our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management and scientific personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of key or qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse impact on our business, results of operations or financial condition.

Our ability to utilize loss carry forwards may be limited.

We have incurred net operating losses (“NOLs”) during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all).

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”), and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes and ownership changes as a result of this offering, which may further limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we were to determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

Unanticipated changes in tax laws may affect future financial results.

Syra is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Our principal operations and certain potential customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policies relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

In recent years, the federal government has made significant changes to U.S. tax laws, including through the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. We may be subject to the new excise tax with respect to any redemptions of our stock. Further, the current administration had previously set forth several tax proposals that would, if enacted, make further significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Act). It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.

Our use and development of artificial intelligence products may result in reputational harm and liability.

We incorporate artificial intelligence in some of the products we offer. For example, some of our targeted education approaches include the utilization of artificial intelligence tools to provide real-time information to customers, and we intend to offer an artificial intelligence chatbot to facilitate and provide end-to-end query resolution for patients. The field of artificial intelligence is rapidly developing, both technologically and from a regulatory and legal standpoint. As we incorporate this technology into our products, we may experience unexpected outcomes or impacts related to the technology, creating reputational, legal and regulatory risks.

Risks Related to Intellectual Property

The protection of our intellectual property requires substantial resources and protections of our proprietary rights may not be adequate.

We rely or intend to rely upon a combination of trade secret, copyright and trademark laws, patents, license agreements, confidentiality procedures, nondisclosure agreements and technical measures designed to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, our agreements with employees, consultants and others who develop intellectual property for or on behalf of us could be breached and could result in our trade secrets and confidential information being publicly disclosed. We may not have adequate remedies for any such breach. Third parties also may infringe upon or misappropriate our intellectual property rights. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, could be expensive and may not effectively protect our intellectual property. Even if we establish infringement, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. As a result, if we fail to maintain adequate intellectual property protection or if a third party infringes or misappropriates our intellectual property, it may have a material adverse impact on our business, results of operations or financial condition.

Many of our products are based on or incorporate proprietary information. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by generally requiring our employees, consultants, other advisors and other third parties to execute agreements that contain confidentiality provisions. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization and legal remedies may not adequately compensate us for the damages caused by such unauthorized use.

In addition, there can be no assurance that our competitors will not independently develop products or services that are equivalent or superior to our solutions.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we may employ individuals who were previously employed at other healthcare services companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our solutions. We may also be subject to claims that former employees, consultants, independent contractors or other third parties have an ownership interest in our intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. In addition to paying monetary damages, if we fail in defending against any such claims we may lose our rights therein, which could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

For the nine months ended September 30, 2023 and 2022, FSSA accounted for approximately 82% and 98% of our revenues, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), the Washington D.C. Department of Behavioral Health and Coordinated Care Corporation, doing business as Managed Health Services, owed 33%, 23% and 26% of the Company’s accounts receivable, respectively, at September 30, 2023. For the years ended December 31, 2022 and 2021, FSSA accounted for approximately 97.7% and 98.3% of our revenues and 98.8% and 91.9% of our accounts receivable, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. It is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or both of our top customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Government Regulations

We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to conduct of operations, costs and payment for services and payment for referrals. We provide talent solutions on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments that would negatively affect the demand and the prices for our services. Moreover, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations that may negatively affect our profitability.

A portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients and to clients who participate in state and federal programs, we are also subject to specific laws and regulations, which government agencies have broad latitude to enforce. If we were to be excluded from participation in these programs or should there be regulatory or policy changes or modification of application of existing regulations adverse to us, it would likely materially adversely affect our brand, business, results of operations and cash flows.

Risks Related to Our Class A Common Stock

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our Class A common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our Class A common stock does not develop or is sustained, our Class A common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our Class A common stock;
●	the market price of our Class A common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of investors that will consider investing in our Class A common stock;
●	the number of market makers in our Class A common stock;
●	the availability of information concerning the trading prices and volume of our Class A common stock; and
●	the number of broker-dealers willing to execute trades in shares of our Class A common stock.

The market price of our Class A common stock may be volatile and fluctuate substantially, and you could lose all or part of your investment.

The market price of our Class A common stock may be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including the following:

●	failure to successfully develop and commercialize our digital health platforms;
●	regulatory or legal developments in the United States;
●	changes in physician, hospital or healthcare provider practices that may make our solutions less useful;
●	inability to obtain additional funding;
●	failure to meet or exceed financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	changes in the market valuations of companies similar to ours;
●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
●	additions or departures of key scientific or management personnel;
●	sales of our Class A common stock by us or our stockholders in the future;
●	trading volume of our Class A common stock;
●	general economic, industry and market conditions;
●	health epidemics and outbreaks, such as the COVID-19 pandemic, or other natural or manmade disasters which could significantly disrupt our operations; and
●	the other factors described in this “Risk Factors” section.

Any of these factors may result in large and sudden changes in the volume and price at which our Class A common stock will trade. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If there is extreme market volatility and trading patterns in our Class A common stock, it may create several risks for investors, including the following:

●	the market price of our Class A common stock may experience rapid and substantial increases or decreases unrelated to our actual or expected operating performance, financial condition or prospects, which may make it more difficult for prospective investors to assess the rapidly changing value of our Class A common stock;

●	if our future market capitalization reflects trading dynamics unrelated to our actual or expected operating performance, financial performance or prospects, purchasers of our Class A common stock could incur substantial losses as prices decline once the level of market volatility has abated; and

●	if the future market price of Class A our common stock declines, investors may be unable to resell their shares at or above the price at which they acquired them. We cannot assure you that the market of our Class A common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, shares of our Class A common stock may be more thinly traded than securities of larger, more established healthcare services companies and, as a result of this lack of liquidity, sales of relatively small quantities of shares of our Class A common stock by our stockholders may disproportionately influence the price of our Class A common stock.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current clients, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

The dual-class structure of our common stock as contained in our Certificate of Incorporation has the effect of concentrating voting control with those stockholders who hold our Class B common. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has 16.5 votes per share and our Class A common stock has one vote per share. As of November 10, 2023, there were 833,334 shares of our Class B common stock outstanding, representing approximately 71.1% of the voting power of our outstanding capital stock. Such Class B holders shall continue to have voting control until they hold under 50.1% of the voting power of our outstanding capital stock, or approximately 586,010 shares of Class B common stock. In addition, because of the 16.5-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until converted by our Class B common stockholders. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions as specified in our Certificate of Incorporation, such as transfers to family members and certain transfers effected for estate planning purposes.

We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights (aggregated across all of its equity securities, including those that are not listed or trading) in the hands of public stockholders. Pursuant to the FTSE Russell, this 5% minimum voting rights requirement only applies to companies assigned a Developed market nationality within the FTSE Equity Country Classification scheme, and, based upon the FTSE Equity Country Classification Interim Announcement published on March 30, 2023, the United States is assigned a Developed market nationality within the FTSE. In addition, in July 2017, the S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices; however, in October 2022, the S&P Dow Jones announced that it was conducting a consultation with market participants on the multiple share class eligibility methodology requirement via a survey that closed on December 15, 2022. Subsequently, the S&P Dow Jones Indices announced that, effective as of April 17, 2023, companies with multiple share class structures will be considered eligible for the S&P Composite 1500 and its component indices, including the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, if they meet all other eligibility criteria. Also in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices. Additionally, MSCI announced that the securities of companies exhibiting unequal voting structures will be eligible for addition to the MSCI ACWI IMI and other relevant indexes effective March 1, 2019. Currently, MSCI offers the MSCI World Voting Rights-Adjusted Index. This index specifically includes voting rights in the weighting criteria and construction methodology and aims to better align constituent weights with economic rights and voting power, while continuing to represent the performance of a broad opportunity set. The dual-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices (including Nasdaq) will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock may be adversely affected.

Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the Company.

Deepika Vuppalanchi, our Chief Executive Officer, Sandeep Allam, our Chairman and President and Priya Prasad, our Chief Financial Officer and Chief Operating Officer, in the aggregate, beneficially own 79.0% of our Class B common stock and 56.2% of our outstanding voting securities as of November 10, 2023. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.

We could be subject to securities class action litigation.

In the past, securities class action litigation has been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because healthcare companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not expect to pay dividends in the foreseeable future after this offering, and you must rely on price appreciation of your shares of Class A common stock for return on your investment.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Class A common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements, our management has identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has identified the following material weakness: a lack of formal policy or written procedures for the approval, identification and reporting of related-party transactions; lack of formal executed agreements, policies and procedures which are not yet adequately documented; insufficient experience with GAAP regarding complex transactions and reporting, and insufficient number of staff to maintain optimal segregation of duties and levels of oversight. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by adopting a formal policy or written procedures for the approval, identification and reporting of related-party transactions, providing written documentation of our internal control policies and procedures and adding staff members with requisite accounting experience at such time that adequate resources are available to us to remediate such weakness, we may not be successful in remediating such weakness in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weakness in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Anti-takeover provisions contained in our Certificate of Incorporation and our Amended and Restated Bylaws (“Bylaws”), as well as provisions of Delaware law, could impair a takeover attempt.

Our Certificate of Incorporation, Bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class A common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our Certificate of Incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders;
●	any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; or
●	any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine;

except for, as to each of the above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Exchange Act, the Securities Act or for any other federal securities laws which provide for exclusive or concurrent federal and state jurisdiction.

Our Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock are deemed to have notice of and consented to this provision.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, and may result in increased costs to our stockholders, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

General Risk Factors

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, the market price for our Class A common stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our Class A common stock to decline.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may, in the future, elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, may be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common less attractive as a result, there may be a less active trading market for our Class A common and our share price may be more volatile.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities.

None.

(b) Use of IPO Proceeds.

On October 3, 2023, we completed our IPO pursuant to which we issued and sold 1,615,000 Units at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of our Class A common stock and (b) one Warrant to purchase one share of our Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date. In addition, we issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option. The securities were sold pursuant to our Registration Statements on Form S-1 (File Nos. 333-271622 and 333-274754) which were declared effective by the SEC on September 28, 2023.

We received net proceeds of approximately $4.75 million from the sale of the Units after deducting underwriting discounts and commissions and offering expenses, and 242,500 Warrants pursuant to the Over-Allotment Option.

The offering commenced on September 28, 2023 and did not terminate before all securities registered in the registration statement were sold.

None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our Class A common stock, or (iii) our affiliates. Kingswood, a division of Kingswood Capital Partners, LLC, acted as sole bookrunner for the IPO.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated September 28, 2023 as filed with the SEC on October 10, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Date: November 14, 2023	By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

-31-