Form 10-K
period 2023-12-31
Syra Health Corp
filed 2024-03-25
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______.

Commission File Number 001-41822

SYRA HEALTH CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4027995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1119 Keystone Way N. #201

Carmel, IN 46032

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (463) 345-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SYRA	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s Class A Common Stock outstanding as of March 25, 2024 was 5,731,587.

Documents Incorporated by Reference:

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

●	Although we have generated approximately $5.5 million and $5.6 million of revenues for the years ended December 31, 2023 and 2022, respectively, our future profitability is uncertain.

●	We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	Our business strategy and future success depend on our ability to cross-sell our solutions.

●	If we are unable to successfully expand our sales force productivity, sales of our solutions and the growth of our business and financial performance could be harmed.

●	Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

●	Achieving market acceptance of new or updated solutions is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

●	Our business would be adversely affected if we cannot obtain, process or distribute data we require to provide our solutions.

●	Disruptions in service or damages to our data or systems failures could have a material adverse impact on our business, results of operations or financial condition. In addition, breaches and failures of information technology (“IT”) systems and the sensitive information we transmit, use and store expose us to potential liability and reputational harm.

●	We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

●	Failure by our customers to obtain proper permissions or provide us with accurate and appropriate information may result in claims against us or may limit or prevent our use of information, which could harm our business. Additionally, privacy concerns relating to our business could damage our reputation and deter current and potential customers from using our solutions.

●	Our independent content providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

●	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

●	We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to health care providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.
●	The protection of our intellectual property requires substantial resources and protections of our proprietary rights may not be adequate.

●	We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.

●	The dual-class structure of our common stock as contained in our Certificate of Incorporation has the effect of concentrating voting control with those stockholders who held our Class B common stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

●	Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of our Company.

PART I

ITEM 1. BUSINESS

Overview

We are a healthcare services company promoting preventative health, holistic wellness, health education, and equitable healthcare for all patient demographics. We leverage deep scientific and healthcare expertise to create strategic frameworks and develop patient-centric solutions for the betterment of patient lives and health outcome linked to developing a healthier population. We provide comprehensive end-to-end solutions in behavioral and mental health, population health, digital health, health education and healthcare workforce.

Our Services

Behavioral and Mental Health

Mental health concerns are rapidly growing on a global scale, yet the shortage of mental health professionals and access to treatment is leaving millions of people without access to mental health resources. According to a Health Affairs report, almost half of all counties in the United States have zero psychiatrists, and according to the U.S. Department of Health and Human Services, 111 million people live in areas where there is a mental health professional shortage. Mental health issues are impacting all segments of the population, especially college students. According to the BestColleges.com survey, nearly half of all students believe that mental health issues have impacted their education and, as a result of the COVID-19 pandemic, 9 in 10 students experienced negative mental health symptoms.

We strongly believe in behavioral and mental health equity and our mission is to provide solutions that help improve health care and provide access to all populations, regardless of race, ethnicity, gender, socioeconomic status, sexual orientation, or geographic location. With our specialized services, we believe that we can help solve the behavioral and mental health needs of various organizations, including health organizations, large employers, and schools.

Behavioral and Mental Health Prevention & Telehealth App – Syrenity

Syrenity is a comprehensive mental health application that is aimed at providing preventative care and interventions for behavioral and mental health With its evidence-based approach, Syrenity is being designed to identify and prevent the progression of negative factors that can influence individuals’ mental health, by offering targeted assignments, education, monitoring symptoms, and providing timely interventions.

We believe one of the key selling points of Syrenity is an evidence-based and preventative approach. The app utilizes scientifically proven methods and techniques to assess and address behavioral and mental health concerns. Through a series of assessments, Syrenity will create a personalized profile for each user, which will serve as a starting point for developing targeted activities, education, and interventions. It is anticipated that the app will also generate reports and analytics on the user’s behavioral health.

Syrenity will enable users to connect with licensed mental health professionals through the telehealth and therapist matching features. Users can schedule virtual consultations with psychologists, psychiatrists, or mental health coaches, eliminating the need for in-person visits and providing convenient access to professional mental health care from the comfort of their own homes.

Engagement and interventions are crucial components of Syrenity, as the app is being designed to actively engage users in their mental health journey. Using innovative active and passive interventions such as gamification and personalized goal setting, we believe Syrenity will encourage users to actively participate in their mental health care. The app will also provide evidence-based interventions, such as cognitive behavioral therapy and mindfulness techniques, to help individuals effectively manage their symptoms and improve their mental well-being.

Syrenity will utilize an artificial intelligence-driven user diary for engagement, and there will be provision for accessing a virtual coach 24/7. We anticipate that other features will include ADA accessibility, alerts and notifications, and access to community resources.

Education is also given a key importance in our telehealth solution, as it empowers users with knowledge about mental health and equips them with skills to manage their condition effectively. The app will provide educational resources, such as articles, videos, and interactive modules, to help users understand their mental health concerns and learn coping strategies. This knowledge will empower users to actively participate in their mental health care and make informed decisions about their well-being.

Overall, we believe Syrenity will stand out as a comprehensive and evidence-based digital health app that addresses behavioral and mental health concerns through targeted assignments, education, monitoring symptoms, and evidence-based interventions. We believe its unique features, including profile assessments, engagement and interventions, telehealth services, and education, will make it a powerful tool for individuals looking to improve their mental well-being and prevent the progression of negative factors influencing their mental health.

Digital Health

We use digital health to bring innovation into the healthcare practice. Our goal is to transform patient care and engagement by connecting physicians, patients, caregivers, payers, and other key stakeholders through healthcare digital platforms with are supported by robust datasets and algorithms powered by artificial intelligence. By providing stakeholders with data, we intend to empower stakeholders to address factors that impact holistic health, including physical, behavioral, and social elements. Currently, we are developing digital and cloud-based platforms to help improve cost savings through the automation of health operations, which also provide clinical insights that personalize care and improve patient satisfaction. Our solutions will include digital transformation, cloud and security, artificial intelligence, patient engagement, and health apps.

Within our digital health service line, we intend to offer SyraBot, CarePlus and patient engagement and education services; however, we have not generated any revenue to date.

Cloud and Security

We intend to offer cloud-based healthcare solutions with secure and scalable infrastructure for healthcare organizations to store and manage patient data. Our cost-effective solution will allow healthcare providers to access patient information from anywhere, with enhanced data security measures.

Artificial Intelligence

Our AI-powered healthcare solutions will leverage advanced capabilities like natural language processing and predictive analytics to automate tasks, enable data-driven decisions, and enhance patient care. We believe our innovative approach to healthcare uses AI to drive progress and innovation.

Patient Engagement

Our patient engagement solutions are intended to provide patients with easy access to their health information, personalized health plans, and communication channels with healthcare providers. Our tools include reminders for appointments and medication, empowering patients to take an active role in their healthcare journey.

Health Apps

Our digital health solutions, developed using the latest health information technologies, enable seamless and sustainable transformation for healthcare providers. We help unlock their full care potential in an ever-changing healthcare environment.

SyraBot

SyraBot is designed to foster connectivity and engagement throughout individuals’ care journeys, offers members round-the-clock access to necessary information via our AI-powered customer support chat system. Some of the Syrabot features include automating manual tasks to streamline healthcare professional (HCP) care, aiding patients in identifying health warning signs, encouraging adherence to therapy and medical regimens, and creating a bias-free space for patients to share personal information. We recognized revenue of $515,250 related to SyraBot during the year ended December 31, 2023.

CarePlus

We recently launched CarePlus, a user-friendly electronic medical records solution designed for small to mid-sized healthcare organizations. CarePlus offers customizable templates, e-prescribing, laboratory integration, and patient portal access to streamline clinical workflows and efficiently manage patient health information.

Patient Engagement and Education

We intend to offer an artificial intelligence chatbot trained to have human-like conversations using a process known as natural language processing to facilitate and provide end-to-end query resolution for the patients. Our chatbot will provide instant resolution and reduce the time taken to resolve repetitive queries. Our chatbot will be equipped to handle user queries and drive the conversation toward query resolution. Patients can utilize our chatbot for multiple features such as learning more about their condition, identifying healthcare professionals in their vicinity, scheduling, billing purposes, and learning about their health benefits from a health plan.

Population Health

We define population health services as the process of assessing and analyzing healthcare and its delivery to create improvement for a population of individuals. We are developing end-to-end solutions and strategies to improve quality of care, access to care, health outcomes, and healthcare policies. We believe that our solutions will assist individuals in reaching their full health potential through preventative care, care coordination and patient engagement. Our team of service providers includes health economists, public health experts, subject matter experts, data scientists, and biostatisticians who apply advanced health analytics to real-world data to provide meaningful insights to improve quality of clinical care and understand patterns and trends around diagnosis, treatment, and continued care. We believe our team helps stratify health risks based on social determinants of health, predict utilization of resources and health care costs, identify patient-level interventions, and recommend population-level strategies.

On September 3, 2021, we entered into a professional services contract with the FSSA, Division of Mental Health and Addiction, as amended on April 25, 2023 (as amended, the “Mental Health Agreement”), pursuant to which we are coordinating the work of the State Epidemiological Outcomes Workgroup and supporting data-driven decision-making regarding prevention efforts across state agencies and bodies. The Mental Health Agreement shall remain in effect until June 30, 2025, unless earlier terminated pursuant to the terms thereof. Pursuant to the Mental Health Agreement, we may receive up to approximately $1,246,000. The Mental Health Agreement may be terminated by the state, for, among other reasons, (i) a material breach of the Mental Health Agreement; (ii) failure by us to provide insurance required by the Mental Health Agreement; (iii) upon the occurrence of a default; (iv) if the Director of the State Budget Agency makes a written determination that funds are not appropriated or otherwise available to support continuation of performance of the Mental Health Agreement; or (v) for any reason if the state determines that such termination is in its best interest. We may terminate the Mental Health Agreement if the state, 60 days after receipt of written notice, fails to correct or cure any material breach of the Mental Health Agreement, and we may institute measures to collect monies due up to and including the date of termination. We generated $305,000 and $306,000, or 6% and 5% ,of our net revenues pursuant to the Mental Health Agreement during the years ended December 31, 2023 and 2022, respectively.

Within our population health service line we offer the following services: analytics as a service, epidemiology, and health equity analytics solutions. During the years ended December 31, 2023 and 2022, we generated $715,499 and $318,036 of revenue, respectively, from such services.

Analytics as a Service

We perform in-depth research and provide end-to-end high-quality analysis on health and healthcare data and derive insights that can be developed into strategic interventions. We develop predictive analytics on healthcare utilization and cost and test the effectiveness of care management programs. Overall, we conduct data analytics and develop solutions from a health equity lens to help improve health equality and access to care. Some of our analytical capabilities include: data collection, traditional to advanced analytics, predictive analytics, risk stratification, intervention analytics, spatial analytics gap analysis, analytics workforce public policy, and evidence-based research.

Epidemiology

Epidemiological solutions are a hallmark of our services. We believe that data-driven analysis of emerging trends, patterns, and determinants of health across various populations can provide a deeper understanding of public health issues thereby enabling organizations to influence policy and evidence-based practices. We are currently providing state and local agencies with various epidemiological services to improve public health in the State of Indiana and in the District of Columbia. Some of our epidemiology services include: managing and technical assistance to the state epidemiological outcomes workgroups; monitoring program evaluation substance use, mental health, epidemic and endemic, chronic, and infectious conditions; conducting data-driven discussions; establishing health priorities; and evaluation of regional prevention system.

Health Equity Analytics Solutions

Achieving health equity requires analysis of healthcare gaps, population risk stratification and strategic interventions involving social determinants of health. Using our health economics specialists and data scientists, we collect data on social determinants of health and provide an in-depth analysis to help develop strategies for interventions at the individual and population level. Our solutions are intended to target health disparities and promote more equitable healthcare for all. Some of our services and solutions include: health risk stratification analytics and programs; health equity gap analysis and solutions; regional health equity dashboard; caregiver vulnerability mapping assessments health equity analysis; strategies to engage with community-based organizations; patient/member engagement; and care coordination improvements.

Health Education Services

We believe that one of the main drivers of the healthcare education solutions market is the need to address challenges in the healthcare industry through effective and innovative medical and scientific training. With evolving healthcare technology, healthcare professionals must be knowledgeable with respect to various patient-care approaches to make better informed clinical decisions and assure patient satisfaction. We believe that targeted and continuous healthcare education solutions are needed to help healthcare professionals improve their competency, improve health equality and incorporate innovative and new therapeutic options into practice to improve overall patient care quality. Therefore, we aim to provide medical education solutions to pharmaceutical and medical device manufacturers, biotechnology companies, payers, large employers, academic institutions, and government agencies. Specifically, we develop medical education content to drive the organizational and strategic brand goals and vision of our clients. Our education outreach plan utilizes omnichannel delivery approaches from a suite of solutions for in-person, virtual and hybrid arrangements, and our deliverables include traditional print and electronic formats. Some of our targeted education approaches include the utilization of artificial intelligence tools to provide real-time information to customers.

Within our health education service line we offer the following services: medical communications, patient education, and healthcare training. We generated $12,306 and $39,300 of our net revenues, during the years ended December 31, 2023 and 2022, respectively.

Medical Communications

We offer expertise in medical communications focused on developing scientific communications based on complex scientific and clinical data, novel therapies and drugs, disease guidelines and real-world perspectives on diseases and their current treatments. We provide pharmaceutical manufactures and medical devices and biotechnology companies with communications and marketing materials to help them better engage with patients and healthcare professionals. Our target learning audience includes various healthcare professions such as specialists, primary care physicians, nurses, pharmacists, and hospital staff. Our teams that deliver communications and marketing materials to our end-users are well-versed with the regulatory and compliance requirements established by the FDA for the development of promotional materials for a branded therapeutic products. We offer content development services in the following areas: disease state and product-specific education; value propositions; sales aides; advisory board meetings; conference coverage; and medical affairs resources.

Patient Education

We define patient education as the process of influencing patient behavior and attitudes and empowering patients with the knowledge and skills necessary to maintain or improve their health. A key driver of the growth in patient education has been the increasing adoption of digital health technologies, preventative health, and holistic wellness awareness programs in the private and public sector.

We offer comprehensive patient education solutions and services to patients, provider groups, payers, health care institutions, and government health agencies to improve intrinsic health education which we believe will lead to increased patient satisfaction, positive experiences, and better health outcomes. We develop evidence-based, compliant content, incorporating the principles of instructional designing models so that the learning experience resonates with people of all demographics, including those of varied backgrounds and age groups. We offer educational content in the following areas: disease education and management; preventative health and wellness; behavioral and mental health; and public health awareness and campaigns. Our educational content is adaptable for integration into any electronic health record, care management platform, and learning management system. We offer our educational materials in various formats including American with Disabilities Act of 1990 (“ADA”) compliant print and electronic resources (i.e. brochures, toolkits, reports), app-based outreach, health blog, microsites, social media content, infographics, email campaigns and video formats.

Healthcare Training

According to BMC Public Health, health disparities are linked to up to $135 billion in economic losses in the United States per year. We believe health equity will be achieved when all sections of the population have attained their full potential for health and well-being regardless of race, age, sex, health conditions, social position or other socially determined circumstances. To decrease health disparities and improve patient outcomes and satisfaction, we have a team of subject matter experts that create trainings for employees and staff of health organizations, pharmaceutical companies, payers, and large healthcare employers. We offer our trainings in a variety of formats including virtual and classroom training, e-learning trainings, videos, surveys, and online assessments coupled with metrics. Our comprehensive training toolkits include facilitator and discussion guides, work mats and other resources for training. We offer customized training programs in the following areas: health equity, cultural competency, social determinants of health, preventative health, workforce, and sales training; behavioral and mental health; care coordination; and caregiver training.

Healthcare Workforce

Our healthcare workforce solutions are intended to help evaluate the immediate and longitudinal workforce needs of our client’s organization. Using agile implementation staffing methodologies we make it seamless and cost-efficient to expand our client’s clinical personnel. We recruit experienced nurses and allied health professionals for long-term fixed contract positions at hospitals and healthcare facilities across the country. Currently, we hold contracts with the State of Indiana psychiatric hospital to provide healthcare licensed and ancillary staff. Other staffing positions that we recruit include care coordinators, specialists to fill healthcare management roles, healthcare educators, therapists, healthcare technicians and health plan specialists. Our team of recruiters acts as an extension of our clients’ talent acquisition teams, working with our clients to fill vacant positions. Diversity, equity, and inclusion is at the core of our Company, and we support and help with the recruitment of a diverse workforce for our clients which includes government agencies and private sector organizations in the local community and nationally. We provide dedicated account managers and administrative teams to ensure accountability and transparency.

On July 27, 2021, we entered into a professional services contract with the FSSA, NeuroDiagnostic Institute, as amended on April 6, 2022, June 29, 2022 and August, 29, 2023 (as amended, the “NeuroDiagnostic Agreement”), pursuant to which we provide medical staffing services to the NeuroDiagnostic Institute. The NeuroDiagnostic Agreement shall remain in effect until January 21, 2025, unless earlier terminated pursuant to the terms thereof. Pursuant to the NeuroDiagnostic Agreement, we shall receive up to approximately $17 million. The NeuroDiagnostic Agreement may be terminated by the state, for, among other reasons, (i) a material breach of the NeuroDiagnostic Agreement; (ii) failure by us to provide insurance required by the NeuroDiagnostic Agreement; (iii) upon the occurrence of a default; (iv) based upon the state’s audit findings; (v) if the Director of the State Budget Agency makes a written determination that funds are not appropriated or otherwise available to support continuation of performance of the NeuroDiagnostic Agreement; or (vi) for any reason if the state determines that such termination is in its best interest. We may terminate the NeuroDiagnostic Agreement if the state, 60 days after receipt of written notice, fails to correct or cure any material breach of the NeuroDiagnostic Agreement, and we may institute measures to collect monies due up to and including the date of termination. We generated $3,734,004 and $5,214,128, or 68% and 93% of our net revenues, pursuant to the NeuroDiagnostic Agreement during the years ended December 31, 2023 and 2022, respectively.

Market Opportunity

Due to the currently unmet healthcare needs, challenges, and attention to behavioral and mental health, we believe the overall market opportunity for all the services we offer is growing at a rapid pace.

Health Education Services: According to Verified Market Research, the global health education market size was valued at approximately $31.6 billion in 2020 and is projected to reach approximately $41.4 billion by 2028, growing at a compound annual growth rate (“CAGR”) of 3.59% from 2021 to 2028. Furthermore, according to Arizton Advisory and Intelligence, the U.S. continuing medical education market size was valued at approximately $2,712.6 million in 2021 and is expected to reach approximately $3,830.5 million by 2027. According to Market Research Future, the medical writing market is expected to cross $5,285.3 billion by 2030 at a CAGR of 10.31% with North America holding the largest share in this market. Furthermore, according to Precedence Research, the medical affairs outsourcing market for the U.S. was estimated at $470.2 million in 2021 and is anticipated to reach $1,288.2 million by 2030.

Population Health: According to Grand View Research, the U.S. population health management market size was valued at $20.6 billion in 2021 and is anticipated to grow at a CAGR of 19.5% from 2022 to 2030 which is mainly driven by the growing demand for healthcare IT services and solutions that support value-based healthcare delivery, resulting in a transition from fee-for-service to a value-based payment model. Moreover, according to Verified Market Research, the healthcare quality management market size was valued at $3.2 billion in 2020 and is projected to reach $6.8 billion by 2028, growing at a CAGR of 13.2% from 2021 to 2028. According to Verified Market Research, the rise in the aging population, healthcare expenditure and medical errors, and increase in the volume of unstructured data in healthcare are some of the factors fueling the growth of the healthcare quality management market.

Behavioral and Mental Health: According to Precedence Research, the U.S. behavioral health market size is expected to reach approximately $132.4 billion by 2027 with a growing CAGR of 5.3% during the period of 2021 to 2027. Furthermore, according to the National Alliance on Mental Illness, one in five U.S. adults experience mental illness each year and one in six U.S. youth aged 6 to 17 experience a mental health disorder each year. Moreover, according to National Alliance on Mental Illness, suicide is the second leading cause of death among people aged 10 to 34.

Healthcare Workforce: According to Grand View Research, the U.S. healthcare staffing market size was valued at $24.1 billion in 2021 and is estimated to grow at a CAGR of 5.6% from 2022 to 2030 as a result of increasing demand for temporary staffing for medical professionals due to the rising elderly population and the lack of skilled nursing staff across the country.

Digital Health: According to Grand View Research, the U.S. patient engagement solutions market size was valued at approximately $5.2 billion in 2021 and is expected to grow at a CAGR of 15.1% from 2022 to 2030. Furthermore, according to Healthcaredive, the U.S. care coordination software market is expected to reach approximately $3.2 billion by 2022, growing at a CAGR of 15.4%.

Growth Strategies

We hope to become a leader in clinical healthcare solutions by providing customized and comprehensive end-to-end solutions for our customers in the public and private healthcare sectors and expand our operations to other metropolitan areas. As we continue our expansion, we anticipate that our professional pool and infrastructure will grow to support the breadth and depth of our services. With our rapid growth of sales and business development teams, we intend to replicate our current projects with similar customers across the country. We plan to open offices in multiple geographical locations to support our sales and business development efforts and intend to invest in partnerships with subject matter experts to further enhance our service lines and provide real-world insights. In addition, we are developing in-house proposal teams to ensure appropriate opportunities across government agencies are timely tracked and quality proposals are submitted. In addition to organic efforts, we may expand our footprint by acquiring companies that offer similar service lines. It is anticipated that such companies will strengthen our current service offerings and may also include new services that we may offer to our clients. We recently launched our government solutions service line of business which positions us to work on federal government healthcare and related projects from several agencies such as HHS, CDC, NIH, NASA, DOD. These federal opportunities could be driven as prime contractor, joint ventures, or subcontractors.

Government Regulations

Our business is heavily regulated. We are subject to oversight by governmental entities in the U.S., and a failure, or alleged failure, by us to comply with statutes, regulations, or other laws could have a material adverse impact to our business operations, reputation, results of operations and financial position.

Government Contracts: Our contracts with government entities typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. These statutory and regulatory requirements complicate our business and increase our compliance burden. We are subject to audits, investigations, and oversight proceedings about our compliance with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we may be subject to sanctions such as monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. Furthermore, the government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the government; however, the government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. Additionally, our programs for the government often operate for periods of time under undefinitized contract actions (“UCAs”), which means that we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. The government’s power to unilaterally definitize a contract can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

Governmental entities in the U.S. continue to strengthen their position and scrutiny of practices that may indicate fraud, waste, and abuse affecting government healthcare programs such as Medicare and Medicaid. Our relationships with pharmaceutical and medical product manufacturers, healthcare providers, and other companies and individuals, as well as our provision of products and services to government entities, subject our business to statutes, regulations, and government guidance that are intended to prevent fraud and abuse. Many of these laws are vague or indefinite and have not been interpreted by the courts and, as such, may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations at added expense. Failure to comply with these laws could subject us to federal or state government investigations or qui tam actions, and to liability for damages and civil and criminal penalties, including the loss of pursue government contracts.

Healthcare Regulation: Our marketing practices are subject to state laws, as well as federal laws, such as the Anti-Kickback Statute and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The Anti-Kickback Statute generally prohibits corruptly soliciting, offering, receiving, or paying anything of value to generate business. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payers, such as Medicare and Medicaid, that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. Furthermore, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Data Security and Privacy: We are subject to a variety of privacy and data protection laws that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, under HIPAA we must maintain administrative, physical, and technological safeguards to protect individually identifiable health information (“protected health information”) and ensure the confidentiality, integrity, and availability of electronic protected health information. We are subject to significant compliance obligations under privacy laws some of which prohibit the transfer of personal information to certain other jurisdictions or otherwise limit our use of data. Many of these laws also require us to provide access or other data rights (modification, deletion, portability, etc.) to consumers’ and patients’ individual personal data records within specified periods of time. Laws such as the federal Cyber Incident Reporting for Critical Infrastructure Act of 2022 may require us to provide notifications of significant data privacy breaches or cybersecurity incidents before our investigations are complete. We are subject to privacy and data protection compliance audits or investigations by various government agencies. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, reputational impacts, and other costs. We may also have contractual obligations that might be breached if we fail to comply with privacy and data security laws.

Employees

As of March 15, 2024, we employed 78 full-time employees and 84 part-time employees. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

Our Corporate History

We were organized on November 20, 2020 as an Indiana corporation under the name Syra Health Corp. On March 11, 2022, we filed a Certificate of Conversion with the Delaware Secretary of State whereby we converted from an Indiana corporation to a Delaware corporation.

Available Information

Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.Hepion.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites is not incorporated into this filing.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as the other information included in this Annual Report on Form 10-K, including “Information Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K, before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

Although we have generated approximately $5.5 million and $5.6 million of revenues for the years ended December 31, 2023 and 2022, respectively, our future profitability is uncertain.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development and expansion of a business enterprise. Our net losses were $2,938,343 and $2,118,165 for the years ended December 31, 2023 and 2022, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $5,064,955 and $2,126,612, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations.

We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

Since our inception, we have not generated sufficient revenues from our operations to continue to fund the development and expansion of our business. To date, we have funded a significant portion of our operations through the sale of our equity securities. As of December 31, 2023 and 2022, we had cash of $3,280,075 and $3,344, respectively. We expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products and services. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our stockholders. In addition, the future issuance of shares of Class B common stock may be dilutive to the holders of Class A common stock, particularly with respect to their voting power. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to make certain dividends, incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our operations or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2023 and 2022 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2023 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

Risks Related to Our Business and Industry

We face significant competition, which may harm our business, results of operations or financial condition.

We face substantial competition in the healthcare services markets. Our key competitors include, among others, healthcare consulting service providers, healthcare payment accuracy companies and providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics, and other data. We also compete with certain of our customers that internally provide some of the same solutions that we offer. The increasing standardization of certain healthcare services has made it easier for companies to enter these markets with competitive products and services. We cannot fully anticipate whether or when companies in adjacent or other product or service areas may launch competitive products and/or services, and any such entry may lead to obsolescence of our products and/or services or loss of market share or erosion of the prices for our solutions, or both. The extent of this competition may vary by the size of companies, geographical coverage and scope and breadth of products and services offered. Furthermore, some of our competitors are significantly larger and have greater financial or other resources than we do. The vigorous competition we face requires us to provide high quality, innovative products at a competitive price. We cannot guarantee that we will be able to upgrade our existing solutions or introduce new solutions at the same rate as our competitors, or at all, nor can we guarantee that such upgrades or new solutions will achieve market acceptance over or among competitive offerings, or at all. Therefore, these competitive pressures could have a material adverse impact on our business, results of operations or financial condition.

If we are unable to retain our existing customers or attract new customers, our business, financial condition, or results of operations could suffer.

Our success depends substantially upon the retention of our existing customers and attracting new customers. We may not be able to retain our existing customers or attract new customers if we are unable to provide solutions or services that our existing or prospective customers believe enable them to achieve improved efficiencies and cost-effectiveness. Our success in retaining and attracting customers will also depend, in part, on our ability to be responsive to pricing pressures and changing business models. To remain competitive in the healthcare services markets, we must continuously upgrade our existing solutions, and develop and introduce new solutions on a timely basis. Future advances in the healthcare services market could lead to new products or services that are competitive with our solutions, resulting in pricing pressure or rendering our solutions obsolete or not competitive. We also may not be able to retain or attract customers if our solutions contain errors or otherwise fail to perform properly if our pricing structure is not competitive or if we are unable to renegotiate our customer contracts upon expiration. If we are unable to maintain our customer retention rates, or if we are unable to attract new customers, our business, results of operations or financial condition could be adversely impacted.

Our business strategy and future success depend on our ability to cross-sell our solutions.

Our ability to generate revenue and growth partly depends on our ability to cross-sell our solutions to our existing customers and new customers. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary, unattractive, or cost-ineffective. Our failure to sell additional solutions to our existing and new customers could negatively affect our ability to grow our business.

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

The United States and world economies have experienced significant economic uncertainty and volatility during recent years. A weakening of economic conditions could lead to reductions in demand for our solutions. As a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on our customers. For instance, our business could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ creditworthiness, which could result in us incurring increased bad debt expense. Additionally, volatile, or uncertain economic conditions in the United States and other parts of world could lead our state and government customers to terminate, or elect not to renew, existing contracts with us, or not enter into new contracts with us. Furthermore, demand for staffing services is sensitive to changes in economic activity. Many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Conversely, when hospital admissions decrease in economic downturns or periods of high inflation, due to reduced consumer spending, the demand for staffing healthcare professionals typically declines. In times of economic downturn and inflation, permanent full-time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, it could have a material adverse impact on our business, results of operations or financial condition.

Pandemics, such as COVID-19, may adversely impact our business, results of operations, financial condition, liquidity, and cash flows and that of our clients.

The COVID-19 pandemic and efforts to control its spread had a significant impact on our operations and the operations of our healthcare clients. Previously, our hospital and other health care provider clients prioritized their resources, capacity and staff as the COVID-19 outbreak strained their organizations which adversely affected our business, including by negatively impacting the demand and timing for implementing our solutions and the timing of payment for our services. For example, while the COVID-19 pandemic had a minimal impact on our revenue for the years ended December 31, 2023 and 2022, it negatively impacted revenue for the year ended December 31, 2021, as we generated less revenue from sales of our professional staffing services than anticipated. In addition, we previously instituted a work-from-home policy for some of our employees and had limited employee travel to essential travel only, which restricted some sales, marketing, and other important business activities.

Pandemics, such as COVID-19, may have a material economic effect on our business. While the potential economic impact brought by such pandemics may be difficult to assess or predict, it has caused, and may result in further significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from a health pandemic could materially and adversely affect our business and the value of our common stock.

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

From time to time, we may be a party to legal and regulatory proceedings and investigations, including matters involving governmental agencies and entities with which we do business and other proceedings and investigations arising in the ordinary course of business. In addition, there are an increasing number of, and we may be subject to, investigations and proceedings in the healthcare industry generally that seek recovery under the HIPAA, Anti-Kickback Statute, the False Claims Act, the Civil Money Penalty, the Stark Law, the Sunshine Act, state laws and other statutes and regulations applicable to our business. We also may be subject to legal proceedings under non-healthcare federal, and state laws affecting our business, such as the Telephone Consumer Protection Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, Junk Fax Prevention Act, Foreign Corrupt Practices Act, employment, banking and financial services and USPS laws and regulations. Such proceedings are inherently unpredictable, and the outcome can result in verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. Governmental investigations, audits and other reviews could also result in criminal penalties or other sanctions, including restrictions, changes in the way we conduct business or exclusion from participation in government programs. We evaluate our exposure to these legal and regulatory proceedings and intend to establish reserves for the estimated liabilities in accordance with accounting principles generally accepted in the United States of America, as necessary. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition.

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

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”), and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes and ownership changes, which may further limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we were to determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

Unanticipated changes in tax laws may affect future financial results.

We are a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Our principal operations and certain potential customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policies relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

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

We incorporate artificial intelligence in some of the products we offer. For example, some of our targeted education approaches include the utilization of artificial intelligence tools to provide real-time information to customers, and we intend to offer an artificial intelligence chatbot to facilitate and provide end-to-end query resolution for patients. The field of artificial intelligence is rapidly developing, both technologically and from a regulatory and legal standpoint. As we incorporate this technology into our products we may experience unexpected outcomes or impacts related to the technology, creating reputational, legal and regulatory risks.

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

For the years ended December 31, 2023 and 2022, FSSA accounted for approximately 68% and 98% of our revenues and 30% and 99% of our accounts receivable, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. It is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or both of our top customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Class A Common Stock

Nasdaq may delist our Class A common stock from trading on its exchange, which could limit investors’ ability to make transactions in our Class A common stock and subject us to additional trading restrictions.

Our Class A common stock is listed on the Nasdaq Capital Market and we expect to meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our Class A common stock will be, or will continue to be, listed on Nasdaq in the future. In order to continue listing our Class A common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels and must maintain a minimum number of holders of our Class A common stock.

If Nasdaq delists our Class A common stock and we are not able to list our Class A common stock on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

The market price of our Class A common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common stock.

The market price of our Class A common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, shares of our Class A common stock may be more thinly traded than securities of larger, more established healthcare services companies and, as a result of this lack of liquidity, sales of relatively small quantities of shares of our Class A common stock by our stockholders may disproportionately influence the price of our Class A common stock. The market price of our Class A common stock may decline below the initial public offering price, and you may lose some or all of your investment.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current clients, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

The dual-class structure of our common stock as contained in our Certificate of Incorporation has the effect of concentrating voting control with those stockholders who held our Class B common stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

Our Class B common stock has 16.5 votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, there were 833,334 shares of our Class B common stock outstanding, representing 79.6% of our total voting securities outstanding. Holders of all of the issued and outstanding shares of our Class B common stock own 833,334 shares of Class B common stock representing approximately 71.5% of the voting power of our outstanding capital stock, assuming the conversion of all outstanding notes into an aggregate of 445,409 shares of our Class A common stock. Such Class B holders shall continue to have voting control until they hold under 50.1% of the voting power of our outstanding capital stock, or approximately 583,000 shares of Class B common stock. In addition, because of the 16.5-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until converted by our Class B common stockholders. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Deepika Vuppalanchi, our Chief Executive Officer, Sandeep Allam, our Chairman and President and Priya Prasad, our Chief Financial Officer and Chief Operating Officer, in the aggregate, beneficially own 79.0% of our Class B common stock and 56.5% of our outstanding voting securities. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.

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

Our Certificate of Incorporation, Bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include or will include provisions:

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

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Exchange Act, the Securities Act of 1933, as amended (the “Securities Act”), or for any other federal securities laws which provide for exclusive or concurrent federal and state jurisdiction.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public of, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM IC. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a healthcare services company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity including protection across our operations and to ensure the appropriate acquisition, access, use, and/or disclosure of protected health information (“PHI”), personal identifiable information (“PII”), and payment card information (“PCI”)

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and its implementing regulations include substantial restrictions and requirements with respect to the use and disclosure of a subset of PHI, and require covered entities, including health plans, healthcare clearinghouses, and most healthcare providers, to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic PHI maintained or transmitted by them or by others on their behalf.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1119 Keystone Way N. #201 Carmel, IN 46032 pursuant to a three-year lease which commenced on July 1, 2021 and was amended on May 1, 2022 and provides for a monthly rent of $10,711. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms..

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business. In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. The Company plans to vigorously defend itself against the claims, which it believes are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “SYRA.”

Holders

As of March 25, 2024, there were 14 and 4 stockholders of record of our Class A and Class B common stock, respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations and that involve risks, uncertainties and assumptions. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors” and elsewhere in this annual report. See “Information Regarding Forward-Looking Statements.” All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a healthcare services company promoting preventative health, holistic wellness, health education, and equitable healthcare for all patient demographics. We leverage deep scientific and healthcare expertise to create strategic frameworks and develop patient-centric solutions for the betterment of patient lives and health outcome linked to developing a healthier population. We are developing comprehensive end-to-end solutions in health education services, population health, behavioral and mental health, healthcare workforce and digital health.

Recent Developments

Line of Credit

On February 7, 2022, we entered into a business loan agreement with Citizens State Bank of New Castle pursuant to which we originally received a revolving line of credit of up to $1,500,000, which was subsequently amended on May 22, 2023, and again on August 24, 2023, to $800,000. See “Financing Transactions – Line of Credit.” A total of $301,655, consisting of $300,154 of principal and $1,501 of interest, was paid on October 10, 2023, and the Revolving Line of Credit was closed.

Amendment to Certificate of Incorporation

On August 28, 2023, we effectuated a 1-for-1.2 reverse stock split of our issued and outstanding common stock. See “Critical Accounting Policies and Estimates – Reverse Stock Split” for additional information.

Advances Received from Related Party

On various dates from July 11, 2023, through August 23, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand, of which an aggregate $1,295,010 advanced and we repaid an aggregate $1,095,000 of such advances. The Company pays for payroll and related costs for its employees that provide services to STLogics customers. During the year ended December 31, 2023, the Company applied $200,010 of such costs to reduce the balance of the advance to $0, and has a receivable from STLogics of $50,614 for additional costs incurred as of December 31, 2023.

Initial Public Offering

On October 3, 2023 (the “Closing Date”), the Company completed its initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of the Company’s Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between the Company and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). The Company received gross proceeds of approximately $6.7 million from the sale of the Units before deducting underwriting discounts, commissions and offering expenses, which totaled $1,928,133. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, the Company issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422. In addition, on the Closing Date, the Company issued fully vested warrants to purchase 145,350 shares of the Company’s common stock, having an exercise price of $5.156 per share, exercisable over a 5-year term, to the Representative pursuant to the Company’ IPO.

Debt Conversions

On October 3, 2023, a total of $1,472,460, consisting of $1,455,000 of principal and $17,460 of interest, was converted into an aggregate 446,206 shares of Class A common stock in accordance with the terms of the convertible promissory notes.

Results of Operations for the Years Ended December 31, 2023, and 2022

The following table summarizes selected items from the statements of operations for the years ended December 31, 2023, and 2022.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,	Increase /
	2023	2022	(Decrease)

Net revenues
Healthcare workforce	$4,259,292	$5,260,370	$(1,001,078)
Population health	715,499	318,036	397,463
Digital health	515,250	-	515,250
Behavioral and mental health	12,797	-	12,797
Health education	12,306	39,300	(26,994)
Net revenues	5,515,144	5,617,706	(102,562)
Cost of services	4,103,244	4,555,924	(452,680)
Gross profit	1,411,900	1,061,782	350,118

Operating expenses:
Salaries and benefits	2,292,295	1,524,971	767,324
Professional fees	586,463	1,035,902	(449,439)
Research and development expenses	240,048	-	240,048
Selling, general and administrative expenses	1,131,922	575,755	556,167
Depreciation	48,771	14,849	33,922
Total operating expenses:	4,299,499	3,151,477	1,148,022

Operating loss	(2,887,599)	(2,089,695)	(797,904)

Total other income (expense)	(50,744)	(28,470)	(22,274)

Net loss	$(2,938,343)	$(2,118,165)	$(820,178)

Net Revenues

Net revenue during the year ended December 31, 2023 was comprised of $4,259,292 of healthcare workforce revenue, $715,499 of population health revenue, $515,250 of digital health revenue, $12,797 of behavioral and mental health revenue, and $12,306 of health education revenue, compared to net revenue during the year ended December 31, 2022 comprised of $5,260,370 of healthcare workforce revenue, $318,036 of population health revenue, and $39,300 of health education revenue. Healthcare workforce revenues decreased in 2023 as the effects of the Covid-19 pandemic subsided, offset by increases in revenues from other healthcare workforce services provided to various state health departments from new contracts. Population health revenues increased in 2023 due to additional services provided to state departments. Digital health services revenues increased in 2023 due to new services that we began to provide to clients. Behavioral and mental health revenues increased in 2023 due to new services that we began to provide psychological evaluation services to state health departments Health education revenues decreased in 2023 as the effects of the Covid-19 pandemic fully subsided and we reshaped our service offerings.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $4,103,244 of cost of services for the year ended December 31, 2023, compared to $4,555,924 for the year ended December 31, 2022, a decrease of $452,680, or 10%. Our gross profit was approximately 25% for the year ended December 31, 2023, compared to approximately 19% for the year ended December 31, 2022, an increase of approximately 7%. Our cost of services decreased primarily due to the change in service mix to be more focused on higher margin revenue streams in 2023.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $2,292,295 of salaries and benefits during the year ended December 31, 2023, compared to $1,524,971 for the year ended December 31, 2022, an increase of $767,324, or 50%. Salaries and benefits increased in 2023 as we supported our increased operations and added office personnel to support our IPO process. Salaries and benefits included $535,909 and $579,599 of officer compensation for the years ended December 31, 2023, and 2022, respectively.

Professional Fees

Professional fees primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $586,463 of professional fees for the year ended December 31, 2023, compared to $1,035,902 for the year ended December 31, 2022, a decrease of $449,439, or 43%. Professional fees decreased in 2023 mainly due to a decrease in stock-based compensation related to outsourced professionals engaged in the prior year.

Research and Development Expenses

Research and Development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $240,048 of research and development expenses for the year ended December 31, 2023.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $1,131,922 of SG&A expenses during the year ended December 31, 2023, compared to $575,755 for the year ended December 31, 2022, an increase of $556,167, or 97%. Our SG&A expenses increased primarily due to our increased operations in 2023. SG&A included $128,527 and $107,013 of rent incurred from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $154,347 and $47,736 of insurance and $3,370 and $30,738 of repairs and maintenance for the years ended December 31, 2023, and 2022, respectively, as we entered into our lease in July of 2021 and commenced operations. Stock based compensation expense declined to $32,832 during the year ended December 31, 2023 compared to $512,910 in the year ended December 31, 2022 primarily due to fewer options issued to consultants for services during the year ended December 31, 2023.

Depreciation

We incurred $48,771 of depreciation expense for the year ended December 31, 2023, compared to $14,849 of depreciation expense for the year ended December 31, 2022, an increase of $33,922, or 228%. Depreciation increased as we expanded our office space and placed additional office equipment into service during 2022. We expect depreciation to increase in future periods, as we expanded our office space and incurred significant leasehold improvement costs during 2023.

Other Income (Expense)

Other expense on a net basis consisted of $53,686 of interest incurred on the line of credit that we entered into in 2022, convertible promissory notes payable, and insurance finance charges, as partially offset by $2,942 of interest income. Other expense on a net basis consisted of $28,533 of interest incurred on a line of credit that we entered into in 2022, as partially offset by $63 of interest income.

Net Loss

Our net loss for the year ended December 31, 2023, was $2,938,343, compared to a net loss of $2,118,165 for the year ended December 31, 2022, an increase of $820,178. Net loss increased primarily due to the increase in salary costs related to expanded operations in 2023.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, along with cash expected to be generated from sales and services, will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months from the issuance of the financial statements included elsewhere in this annual report. In the event we are unable to achieve profitable operations in the near term, we may require additional equity and/or debt financing; however, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position.

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at December 31, 2023, and December 31, 2022.

	December 31,	December 31,
	2023	2022
Current Assets	$4,781,110	$1,426,743

Current Liabilities	$910,072	$1,546,345

Accumulated Deficit	$(5,064,955)	$(2,126,612)

Working Capital (Deficit)	$3,871,038	$(119,602)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through equity and debt financings. Our primary uses of cash have been for the development of operations, compensation, and professional fees. All funds received have been expended in the furtherance of growing our business and establishing our services and solutions. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	A substantial increase in working capital requirements to finance our operations;
●	Addition of administrative and professional personnel as our business continues to grow;
●	The cost of being a public company; and
●	Payments for seeking and securing quality staffing personnel.

Cash Flow Activities for the Years Ended December 31, 2023, and 2022

Net Cash Used in Operating Activities

Cash used in operating activities for the years ended December 31, 2023, and 2022 was $2,759,068 and $2,244,065, respectively, which was primarily attributable to our net loss for such periods.

Net Cash Used in Investing Activities

Cash used in investing activities for the years ended December 31, 2023, and 2022 was $15,251 and $121,260, respectively, which related entirely to the purchase of property and equipment in each year.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023, was $6,051,050, which consisted of $5,332,283 of proceeds from the sale of our Class A common stock, $1,455,000 of proceeds received from convertible notes payable, $1,295,010 of advances received from related parties, and $300,000 of proceeds received from line of credit, partially offset by $1,050,551 of repayments on the line of credit, $1,095,000 of repayments on advances from related parties, and $185,692 of repayments on notes payable. Cash provided by financing activities for the year ended December 31, 2022, was $2,268,657, which consisted of $2,322,500 of proceeds from the sale of our Class A common stock, $2,819,275 of proceeds received from a line of credit, and $94,000 of advances received from related parties, as partially offset by $596,118 of payments on deferred offering costs, $2,082,800 of repayments on the line of credit, and $288,200 of repayments on advances from related parties.

Financing Transactions

Advances from Related Party

On various dates from July 11, 2023, through August 23, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand, of which an aggregate $1,295,010 was advanced and we repaid an aggregate $1,095,000 of such advances. We pay for payroll and related costs for our employees that provide services to STLogics customers. During the year ended December 31, 2023, we applied $200,010 of such costs to reduce the balance of the advance to $0, and we have a receivable from STLogics of $50,614 for additional costs incurred as of December 31, 2023.

Line of Credit

On February 7, 2022, we entered into a business loan agreement (as amended, the “loan agreement”) with Citizens State Bank of New Castle pursuant to which we originally received a revolving line of credit of up to $1,500,000 which was subsequently amended to $800,000 (as amended, the “Revolving Line of Credit”). Pursuant to the terms of the Revolving Line of Credit, the outstanding balance would not exceed 75% of our outstanding accounts receivable due from the State of Indiana aged more than 90 days together with all other accounts receivable aged less than 90 days. The Revolving Line of Credit was to terminate on December 31, 2022, unless extended pursuant to the terms thereof. We received extensions on the Revolving Line of Credit such that it terminated on October 24, 2023; however, no further advances were available under the Revolving Line of Credit. In the event of a default, all commitments and obligations pursuant to the Revolving Line of Credit would terminate immediately and, at Citizens State Bank of New Castle’s request, all Indebtedness (as defined in the loan agreement) would become immediately due and payable. Advances on the Revolving Line of Credit are pursuant to a promissory note, dated February 7, 2022, which accrued interest at a variable rate of 1.5% above the national prime interest rate as quoted in the Wall Street Journal, not to be less than 4.75% per annum or more than 21% per annum or the maximum rate allowed by law. Interest was to increase by 2.0% in the event of a default. Pursuant to the promissory note, we were required to pay monthly payments of unpaid interest since March 7, 2022. We could prepay all or a portion of the amount due prior to the date upon which it was due without any penalty. In connection with the Revolving Line of Credit, we entered into a commercial security agreement with Citizens State Bank of New Castle dated February 7, 2022, pursuant to which we granted Citizens State Bank of New Castle a security interest in the Collateral (as defined in the commercial security agreement) to secure the Indebtedness (as defined in the commercial security agreement). During the year ended December 31, 2023, we received proceeds of $300,000 and repaid total advances of $750,397. In addition, we paid an underwriting fee of $14,076 on February 7, 2022, which was amortized over the original life of the line of credit using the straight-line method, which approximated the effective interest method. A total of $301,655, consisting of $300,154 of principal and $1,501 of interest, was paid on October 10, 2023, and the Revolving Line of Credit was closed.

Convertible Notes Payable

On various dates from January through April 2023, we entered into subscription agreements with accredited investors pursuant to which we issued convertible promissory notes in the aggregate principal amount of $1,455,000. The notes mature on various dates between July 10, 2024, and October 7, 2024, accrue interest at 2% per annum and may be prepaid by us at any time without any penalties. On October 3, 2023, a total of $1,472,460, consisting of $1,455,000 of principal and $17,460 of interest, was converted into an aggregate 446,206 shares of Class A common stock in accordance with the terms of the convertible promissory notes.

Common Stock Sales

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

In March 2022, we sold an aggregate of 1,666,662 shares of our Class A common stock at a price of $0.60 per share for gross proceeds of $1 million. In addition, from June to August 2022 we sold an aggregate of 1,102,094 shares of our Class A common stock at a price of $1.20 per share for gross proceeds of $1,322,500.

Critical Accounting Policies and Estimates

The preparation of the financial statements included elsewhere in this annual report requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 and $4,533 at December 31, 2023, and December 31, 2022, respectively.

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

We have the following main forms of revenue:

–	Healthcare Workforce Services
–	Behavioral and Mental Health Services
–	Digital Health
–	Population Health
–	Health Education

We primarily provide our services to state and local government health agencies, payers, and other private health organizations. Healthcare Workforce, Behavioral and Mental Health and Health Education contracts are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health and Digital Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. We allocate the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product.

The contracts generally stipulate bi-weekly or monthly billing, and we have elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. We may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. We recognize revenue net of penalties.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between our Company and different divisions within the FSSA. Most contracts require monthly payments as the projects progress. We generally do not require collateral or advance payments. For the years ended December 31, 2023, and 2022, FSSA accounted for approximately 67.7% and 98.3% of our revenues and 30.2% and 98.3% of our accounts receivable, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. Two other customers accounted for 21.5% and 18.9% of outstanding accounts receivable as of December 31, 2023.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by us as of the specified effective date.

There are no other recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYRA HEALTH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Syra Health Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Syra Health Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a cash balance of $3,280,075, working capital of $3,871,038 and an accumulated deficit of $5,065,255 since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audits of the financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to its insufficient cash balance and accumulated net losses.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

Houston, TX

March 25, 2024

SYRA HEALTH CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

Current assets:
Cash	$3,280,075	$3,344
Accounts receivable, net	1,060,634	1,201,097
Accounts receivable related party	50,614	-
Other current assets	389,787	222,302
Total current assets	4,781,110	1,426,743

Deferred offering costs	-	596,118
Property and equipment, net	78,974	112,493
Right-of-use asset	63,199	184,288

Total assets	$4,923,283	$2,319,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$462,991	$432,388
Accounts payable, related parties	-	3,200
Accrued expenses	198,978	239,117
Current portion of operating lease liability, related party	63,199	121,089
Notes payable	184,904	-
Revolving line of credit	-	750,551
Total current liabilities	910,072	1,546,345

Operating lease liability, related party	-	63,199

Total liabilities	910,072	1,609,544

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 5,588,298 and 3,568,758 shares issued and outstanding at December 31, 2023 and 2022, respectively	5,588	3,569
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	9,071,745	2,832,308
Accumulated deficit	(5,064,955)	(2,126,612)
Total stockholders’ equity (deficit)	4,013,211	710,098

Total liabilities and stockholders’ equity (deficit)	$4,923,283	$2,319,642

The accompanying notes are an integral part of these financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Net revenues	$5,515,144	$5,617,706
Cost of services	4,103,244	4,555,924
Gross profit	1,411,900	1,061,782

Operating expenses:
Salaries and benefits	2,292,295	1,524,971
Professional services	586,463	1,035,902
Research and development expenses	240,048	-
Selling, general and administrative expenses	1,131,922	575,755
Depreciation	48,771	14,849
Total operating expenses	4,299,499	3,151,477

Operating loss	(2,887,599)	(2,089,695)

Other income (expense):
Interest income	2,942	63
Interest expense	(53,686)	(28,533)
Total other income (expense)	(50,744)	(28,470)

Net loss	$(2,938,343)	$(2,118,165)

Weighted average common shares outstanding – basic and diluted	4,877,861	3,041,085
Net loss per common share – basic and diluted	$(0.60)	$(0.70)

The accompanying notes are an integral part of these financial statements.

SYRA HEALTH CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	-	$-	-	$-	833,334	$833	$467	$(8,447)	$(7,147)

Class A common stock sold for cash	-	-	2,768,756	2,769	-	-	2,319,731	-	2,322,500

Class A common stock issued for services	-	-	800,002	800	-	-	509,200	-	510,000
Class A common stock options issued for services	-	-	-	-	-	-	2,910	-	2,910

Net loss	-	-	-	-	-	-	-	(2,118,165)	(2,118,165)

Balance, December 31, 2022	-	-	3,568,758	3,569	833,334	833	2,832,308	(2,126,612)	710,098

Cancellation of Class A common stock	-	-	(41,666)	(42)	-	-	42	-	-

Class A common stock issued for debt conversion	-	-	446,206	446	-	-	1,472,014	-	1,472,460

Stock-based compensation	-	-	-	-	-	-	32,831	-	32,831

Class A common stock sold for cash	-	-	1,615,000	1,615	-	-	4,734,550	-	4,736,165
Net loss	-	-	-	-	-	-	-	(2,938,343)	(2,938,343)

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211

The accompanying notes are an integral part of these financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,938,343)	$(2,118,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	-	95,563
Depreciation	48,771	14,849
Amortization of debt discounts	-	14,076
Common stock issued for services	-	510,000
Stock-based compensation	32,831	2,910
Decrease (increase) in assets:
Accounts receivable	(59,547)	(940,470)
Accounts receivable, related party	(50,614)	-
Other current assets	203,110	(200,798)
Right-of-use asset	121,089	-
Increase (decrease) in liabilities:
Accounts payable	30,603	392,276
Accounts payable, related parties	(3,200)	(82,418)
Accrued expenses	(22,679)	163,675
Operating lease liability	(121,089)	(95,563)
Net cash used in operating activities	(2,759,068)	(2,244,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,251)	(121,260)
Net cash used in investing activities	(15,251)	(121,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on deferred offering costs	-	(596,118)
Repayment of notes payable	(185,692)	-
Proceeds received on sale of Class A common stock	5,332,283	2,322,500
Proceeds received from line of credit	300,000	2,819,275
Repayments on line of credit	(1,050,551)	(2,082,800)
Advances received from related party	1,295,010	94,000
Repayments on advances from related party	(1,095,000)	(288,200)
Proceeds received from convertible notes payable	1,455,000	-
Net cash provided by financing activities	6,051,050	2,268,657

NET CHANGE IN CASH	3,276,731	(96,668)
CASH AT BEGINNING OF PERIOD	3,344	100,012
CASH AT END OF PERIOD	$3,280,075	$3,344

SUPPLEMENTAL INFORMATION:
Interest paid	$36,226	$11,651
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$-	$131,187
Class A common stock issued for debt and interest conversion	$1,472,460	$-
Cancellation of Class A common stock	$42	$-
Non-cash application of invoices to STLogics loan	$200,010	$-
Prepaid asset financed with notes payable	$370,596	$-

The accompanying notes are an integral part of these financial statements.

SYRA HEALTH CORP.

NOTES TO FINANCIAL STATEMENTS

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

On October 3, 2023 (the “Closing Date”), the Company completed its initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of the Company’s Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between the Company and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). The Company received gross proceeds of approximately $6,661,876 from the sale of the Units before deducting underwriting discounts, commissions and offering expenses of $1,928,133 In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, the Company issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company did not have any cash in excess of FDIC insured limits at December 31, 2023, and 2022, and has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2023, and 2022.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at December 31, 2023, and 2022.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $5,520 at December 31, 2023, and $4,533 at December 31, 2022.

Deferred Offering Costs

Deferred offering costs related to the Company’s initial public offering (“IPO”) consisted principally of professional fees, legal and accounting, and other costs such as printing, and registration costs incurred in connection with the planned IPO of the Company and the sale of its Class A common stock. During the year ended December 31, 2022, the Company incurred $596,118 of costs, directly attributable to its proposed IPO, which were offset against the proceeds from the IPO that closed in 2023. In total, the Company incurred $1,928,133 of offering costs related to the IPO.

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

Leases

The Company accounts for its leases under ASC 842 – Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s balance sheets.

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

The Company has the following main forms of revenue:

–	Healthcare Workforce;
–	Population Health
–	Digital Health
–	Behavioral and Mental Health Services
–	Health Education

The Company primarily provides its services to state health and social service agencies and universities. Healthcare Workforce, Health Education and Behavioral Mental Health Service contracts are primarily accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health and Digital Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. The Company allocates the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product.

The contracts generally stipulate bi-weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date. The Company may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. The Company recognize revenue net of penalties.

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

Net revenues:
Healthcare workforce	$4,259,292	$5,260,370
Population health	715,499	318,036
Digital health	515,250	-
Behavioral and mental services	12,797	-
Health education	12,306	39,300
Net revenues	$5,515,144	$5,617,706

Cost of Services

The cost of services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while they work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For each of the years ended December 31, 2023 and 2022, FSSA accounted for approximately 68% and 98% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA – NeuroDiagnostic Institute, representing $3,734,004 and $5,214,128 of the Company’s healthcare workforce revenue, and the FSSA – Division of Mental Health and Addiction, which commenced on September 3, 2021, representing $305,000 and $306,000 of the Company’s Population Health revenues for the years ended December 31, 2023 and 2022, respectively. In addition, the combined divisions of the FSSA represented 30% and 99% of accounts receivable at December 31, 2023, and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company’s research and development costs consist of outside consultant fees to develop the Company’s technology-based solutions.

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act) to fiscal years beginning after December 15, 2022, including interim periods. Early adoption is permitted. The Company meets the definition of a smaller reporting company and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-13 effective January 1, 2023. The Company determined that the update applied to trade receivables, but that there was no material impact to the financial statements from the adoption of ASU 2016-13.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2023, the Company had a cash balance of $3,280,075, working capital of $3,871,038 and an accumulated deficit of $5,064,955 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

The Company continues to pursue sources of additional capital through debt and financing transactions or arrangements, including equity financing or other means. The Company may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and may not obtain the required capital by other means. If the Company does not succeed in raising additional capital, resources may not be sufficient to fund its business. The Company’s ability to scale production and distribution capabilities and further increase the value of its brands, is largely dependent on its success in raising additional capital. From January through April of 2023, the Company raised a total of $1,455,000 of capital from the sale of convertible notes. On October 3, 2023 the Company completed IPO received net proceeds of approximately $5,332,283. In October 2023, the convertible notes were converted into Class A common stock in accordance with the terms of the convertible promissory notes as a result of the IPO.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

Advances from Related Party

On various dates from July 11, 2023, through August 23, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand, of which an aggregate $1,295,010 advanced and we repaid an aggregate $1,095,000 of such advances. The Company pays for payroll and related costs for its employees that provide services to STLogics customers. During the year ended December 31, 2023, the Company applied $200,010 of such costs to reduce the balance of the advance to $0, and has a receivable from STLogics of $50,614 for additional costs incurred as of December 31, 2023.

During the year ended December 31, 2021, the Company’s operations were primarily financed by short term advances from Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by Priya Prasad, the Company’s Chief Financial Officer and Chief Operating Officer, and STLHoldings Corp. which is an entity beneficially owned by the principal owners and management team of Syra. On various dates from December 30, 2020, through April 4, 2022, Sahasra Technologies Corp. made short term, non-interest bearing advances due upon demand to the Company, of which an aggregate $94,000 was loaned during the years ended December 31, 2022. During the year ended December 31, 2022, the Company repaid in full the loans totaling $288,200.

Office Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021, and provided for a base monthly rent of $5,332 over the three-year term of the lease, which was subsequently amended to $10,711, on May 1, 2022. A total of $128,527 and $107,013 of rent expense was included in selling, general and administrative expenses for the years ended December 31, 2023, and 2022, respectively.

Information Technology (“IT”) Services

The Company incurred a total of $3,320 and $23,260 of expenses from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of the Company and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statement of operations during the years ended December 31, 2023, and 2022, respectively. An unpaid balance of $0 and $3,200 was outstanding at December 31, 2023, and 2022, respectively, as presented within accounts payable, related parties. The Company no longer receives services from RAD CUBE LLC.

Recruitment and Human Resource Services

The Company paid a total of $348,304 and $137,494 of recruitment and human resource services to NLogix, which is an entity beneficially owned by the principal owners and the management team of the Company and their affiliates, which have been presented within cost of sales in the statement of operations during the years ended December 31, 2023 and 2022, respectively.

Common Stock Issuances

The Company issued 83,334 shares of common stock on November 21, 2020 to its founders for services rendered in connection with the formation of the entity. In 2022, the Company’s board of directors approved a recapitalization of the Company’s equity, effected as of May 3, 2022, pursuant to which such shares were subsequently exchanged for 833,334 shares of convertible Class B common stock.

Note 4 – Basic and Diluted Earnings per Share

During the years ended December 31, 2023, and 2022, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Warrants	1,760,350	-
Stock options	140,750	39,000
Total	1,901,100	39,000

Note 5 – Other Current Assets

Other current assets at December 31, 2023, and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
EDGE tax credit receivable (1)	$-	$116,361
Federal and State income tax receivable	73,069	28,734
Prepaid insurance	316,718	20,040
Prepaid rent	-	10,711
Prepaid licensing and office fees	-	16,456
Retainers paid on professional services	-	30,000
Total other current assets	$389,787	$222,302

(1)	A refundable corporate income tax credit from the State of Indiana, called the Economic Development for a Growing Economy (“EDGE”) Tax Credit, which provides an incentive to businesses to support jobs creation, capital investment and to improve the standard of living for Indiana residents.

Note 6 – Property and Equipment

Property and equipment at December 31, 2023, and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Office equipment – 5 year estimated life	$81,340	$127,549
Leasehold improvements– 2 year estimated life	60,783
Furniture and fixtures– 7 year estimated life	677
Less: Accumulated depreciation	(63,827)	(15,056)
Total property and equipment, net	$78,974	$112,493

Depreciation of property and equipment was $48,771 and $14,849 for the years ended December 31, 2023, and 2022, respectively.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2023, and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued payroll and taxes	$148,924	$212,660
Accrued expenses	50,054
Accrued retirement contributions	-	4,874
Accrued franchise taxes	-	18,777
Accrued interest	-	2,806
Total accrued expenses	$198,978	$239,117

The Company provides postretirement benefits pursuant to Internal Revenue Code of 1986, as amended, Section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the year ended December 31, 2023, the Company incurred $88,327 of investment retirement account contribution expenses pursuant to the Company’s matching contributions, including $8,778, as accrued at December 31, 2023. For the year ended December 31, 2022, the Company incurred $28,534 of investment retirement account contribution expenses pursuant to the Company’s matching contributions, including $4,874, as accrued at December 31, 2022.

Note 8 – Debt

Line of Credit

On February 7, 2022, the Company entered into a business loan agreement (as amended, the “loan agreement”) with Citizens State Bank of New Castle pursuant to which it originally received a revolving line of credit of up to $1,500,000 which was subsequently amended to $800,000 (as amended, the “Revolving Line of Credit”). Pursuant to the terms of the Revolving Line of Credit, the outstanding balance shall not exceed 75% of the Company’s outstanding accounts receivable due from the State of Indiana aged more than 90 days together with all other accounts receivable aged less than 90 days. The Revolving Line of Credit was to terminate on December 31, 2022, unless extended pursuant to the terms thereof. The Company received extensions on the Revolving Line of Credit such that it will now terminate on October 24, 2023; however, no further advances are available under the Revolving Line of Credit. In the event of a default, all commitments and obligations pursuant to the Revolving Line of Credit will terminate immediately and, at Citizens State Bank of New Castle’s request, all Indebtedness (as defined in the loan agreement) shall become immediately due and payable. Advances on the Revolving Line of Credit are pursuant to a promissory note dated February 7, 2022 which accrues interest at a variable rate of 1.5% above the national prime interest rate as quoted in the Wall Street Journal, not to be less than 4.75% per annum or more than 21% per annum or the maximum rate allowed by law. Interest shall increase by an 2.0% in the event of a default. Pursuant to the promissory note, the Company has been required to pay monthly payments of unpaid interest since March 7, 2022. The Company may prepay all or a portion of the amount due prior to the date upon which it is due without any penalty. In connection with the Revolving Line of Credit, the Company entered into a commercial security agreement with Citizens State Bank of New Castle dated February 7, 2022, pursuant to which it granted Citizens State Bank of New Castle a security interest in the Collateral (as defined in the commercial security agreement) to secure the Indebtedness (as defined in the commercial security agreement).

During the year ended December 31, 2023, the Company received proceeds of $300,000 and repaid total advances of $1,050,551. In addition, the Company paid an underwriting fee of $14,076 on February 7, 2022, which was amortized over the original life of the line of credit using the straight-line method, which approximated the effective interest method. The balance of the line of credit was $0 and $750,551 at December 31, 2023, and December 31, 2022, respectively. The Revolving Line of Credit was closed.

During the year ended December 31, 2022, the Company received total advances of $2,819,275, and repaid advances of $2,068,724. In addition, the Company paid an underwriting fee of $14,076, which was amortized over the original life of the line of credit using the straight-line method, which approximated the effective interest method. The balance of the line of credit was $750,551 at December 31, 2022.

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

Notes Payable

The Company recognized interest expense for the years ended December 31, 2023, and 2022, as follows:

	December 31,	December 31,
	2023	2022

Interest on line of credit	$27,054	$14,397
Interest on convertible notes payable	17,460	-
Interest on notes payable	8,966
Amortization of underwriting fee on line of credit	-	14,076
Interest on credit card debt	206	60
Total interest expense	$53,686	$28,533

Insurance Notes Payable

In 2023, the Company entered into three insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements is $370,596 with interest rates ranging from 10.38% through 14.05% and monthly payments totaling $32,328 are due through July 2024. During the year ended December 31, 2023, the Company repaid $185,692 on the insurance notes payable, and the remaining balance as of December 31, 2023 was $184,904.

Note 9 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand the office space from 2,976 square feet to 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The Company is occupying the space for executive and administrative offices. Rent expense was $128,527 and $107,013 for the years ended December 31, 2023 and 2022 respectively, which is included in other general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2023	2022
Operating lease cost:
Amortization of ROU asset	$121,089	$184,288
Interest on lease liability	7,438	8,733
Total operating lease cost	$128,527	$175,555

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$63,199	$184,288

Current portion of operating lease liability, related party	$63,199	$121,089
Noncurrent operating lease liability, related party	-	63,199
Total operating lease liability	$63,199	$184,288

Weighted average remaining lease term:
Operating leases	0.5 years	1.5 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$121,089	$107,013

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$131,187

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at December 31, 2023:

For the Year	Minimum Lease
Ended December 31:	Commitments
2024	$64,263
2025	-
64,263
Amount representing interest	$(1,064)
Present value of net future minimum lease payments	63,199
Less current portion	(63,199)
Operating lease liability, related party, long term	$-

Note 10 – Commitments and Contingencies

Legal Contingencies

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is currently not a party to any material legal proceedings.

On June 28, 2022, the Company entered into a settlement agreement with a former employee pursuant to a wrongful termination lawsuit filed in the U.S. District Court, Southern District of Indiana in the amount of $28,000. The Company accrued the full amount of the settlement as of December 31, 2021, and the settlement was paid in July of 2022.

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. The Company plans to vigorously defend itself against the claims, which it believes are without merit.

Note 11 – Stockholders’ Equity (Deficit)

In 2022, the Company’s board of directors approved a recapitalization of the Company’s equity, effected as of May 3, 2022, pursuant to which the 83,334 outstanding shares of common stock were exchanged for 833,334 shares of convertible Class B common stock, as retrospectively applied. Each share of Class B common stock is entitled to 16.5 votes and is convertible at any time into ten shares of Class A common stock.

During March of 2022, the Company raised $1,000,000 of capital from the sale of 2,000,000 shares of Class A common stock at a share price of $0.50 in a private placement. On various dates between June and August of 2022, the Company also raised $1,322,500 of capital from the sale of 1,102,094 shares of Class A Common Stock at a share price of $1.20 in a private placement.

Amendment to Articles of Incorporation

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

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 5,588,298 shares were issued and outstanding as of December 31, 2023. 3,568,758 shares were issued and outstanding as of December 31, 2022.

Class A Common Stock Sales

On October 3, 2023 (the “Closing Date”), the Company completed its initial public offering (the “IPO”) of an aggregate of 1,615,000 units (“Units”) at a public offering price of $4.125 per Unit, with each Unit consisting of (a) one share of the Company’s Class A common stock and (b) one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of Class A common stock at an exercise price equal to $6.50 per share, exercisable until the fifth anniversary of the issuance date, pursuant to that certain underwriting agreement dated as of September 28, 2023 (the “Underwriting Agreement”) by and between the Company and Kingswood, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters named in the Underwriting Agreement (the “Representative”). The Company received gross proceeds of approximately $6,661,876 from the sale of the Units before deducting underwriting discounts, commissions and offering expenses of $1,928,133. In addition, pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 242,250 Units at the initial public offering price, less the underwriting discount, to cover over-allotments, if any (the “Over-Allotment Option”). On the Closing Date, the Company issued an additional 242,500 Warrants to the underwriters pursuant to the partial exercise by the underwriters of the Over-Allotment Option, generating gross proceeds of $2,422.

On the Closing Date, the Company granted to the underwriter fully vested warrants to purchase 145,350 shares of the Company’s common stock, having an exercise price of $5.156 per share, exercisable over a 5-year term, to the Representative. The fair value of the warrants was estimated at $352,677 using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.80%; 3) volatility of 122%; 4) a common stock price of $3.03, and 5) an expected term of 5 years. The fair value of the options was recognized as a cost of capital related to the IPO.

On May 10, 2023, a stockholder voluntarily surrendered 41,667 shares of Class A common stock, which were subsequently cancelled.

In June and August 2022, the Company raised a total of $1,322,500 of capital from the sale of an aggregate of 1,102,094 shares of Class A common stock to a total of 23 accredited investors at a share price of $1.20 in a private placement.

During March 2022, the Company raised an aggregate of $1,000,000 of capital from the sale of 2,000,000 shares of Class A common stock to a total of 22 accredited investors at a share price of $0.50 in a private placement.

The following is a summary of activity of outstanding stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	-	$-
Warrants granted	-	-
Warrants cancelled	-	-
Balance, December 31, 2022	-	-
Warrants granted	2,002,850	6.40
Warrants exercised	-	-
Warrants cancelled	(242,500)	(6.50)
Balance, December 31, 2023	1,760,350	$6.39
Exercisable, December 31, 2023	-	$-

The warrants have a weighted average remaining contractual life of 4.75 years and no intrinsic value as of December 31, 2023.

Class A Common Stock Issued for Services

In November 2023, the Company award 50,000 shares of restricted stock to a consultant, which vest in four equal quarterly installments. The restricted shares had a fair value of $75,500 based on the stock price at the grant date, and the Company recognized $8,122 of expense during the year ended December 31, 2023. No shares were issued during the year ended December 31, 2023.

From February through May 2022, the Company awarded a total of 800,002 shares to six consultants for services provided. The shares were subsequently issued on August 3, 2022. The aggregate fair value of the shares was $510,000, based on recent sales of the Company’s Class A common stock to third parties.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of December 31, 2022 and 2021, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effected as of May 3, 2022, whereby the founders exchanged their 83,334 founders shares for 833,334 shares of convertible Class B common stock.

Convertible Class B Common Stock Issuances

On November 21, 2020, the Company issued 83,334 shares of common stock to its founders for services rendered in connection with the formation of the entity. The aggregate fair value of the common stock was $100 based on par value of the Company’s common stock, as there was no immediate intrinsic value in the Company upon inception. In 2022, the Company’s board of directors approved a recapitalization of the Company’s equity, effected as of May 3, 2022, pursuant to which the equity was recapitalized with the exchange of the 83,334 shares of common stock for 833,334 shares of convertible Class B common stock, as retrospectively applied. Each share of convertible Class B common stock was convertible into 16.5 shares of Class A common stock, which was subsequently amended to be convertible into ten shares on of Class A common stock on October 4, 2022.

Note 12 – Common Stock Options

Omnibus Equity Incentive Plan

On April 11, 2022, the Company’s board of directors adopted, and the Company’s stockholders approved, the Syra Health Corp. 2022 Omnibus Equity Incentive Plan (“2022 Plan”). No more than 1,041,667 shares of the Company’s Class A common stock shall be issued pursuant to the exercise of incentive stock options and other securities under the 2022 Plan.

Class A Common Stock Option Awards

On November 8, 2023, the Company granted options to purchase an aggregate 32,750 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $1.51 per share, exercisable over a 10-year term, to a total of ten employees. The options vest annually over four years from the date of grant.

On November 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $1.51 per share, exercisable over a 10-year term, to a total of three consultants. The options vest quarterly over one year from the date of grant.

On October 9, 2023, the Company granted options to purchase an aggregate 50,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.68 per share, exercisable over a 10-year term, to a total of five newly appointed board members. The options vest in four (4) equal annual installments with the first installment vesting on the date of grant.

The fair value of the options was estimated at $198,383 using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.45% to 4.71%; 3) volatility of 112% to 115% based on; 4) a common stock price ranging from $1.51 to $2.68, and 5) an expected term of 6.25 years. During the year ended December 31, 2023, a total of $21,041 was recognized as expense related to stock options and $196,955 remains to be expensed.

On various dates between July 1, 2022 and September 1, 2022, the Company granted options to purchase an aggregate 32,502 shares of the Company’s Class A common stock at an exercise price of $1.20 per share under the 2022 Plan, which represented the recent sales price of securities to third parties. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 93%, a weighted average risk-free interest rate of 3.03%, and a weighted average call option value of $0.9328, was $30,317. The options are being expensed over the vesting period, resulting in $2,910 of stock-based compensation expense during the year ended December 31, 2022. During the fourth quarter of 2022, a total of 9,167 options at a strike price of $1.20 per share were cancelled.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	-	$-
Options granted	39,000	1.00
Options cancelled	-
Balance, December 31, 2022	39,000	1.20
Options granted	112,750	2.03
Options forfeited	(11,000)	(1.00)
Balance, December 31, 2023	140,750	$1.82
Exercisable, December 31, 2023	-	$-

The options had a weighted average remaining life of 9.58 years and no intrinsic value as of December 31, 2023.

Note 13 - Income Taxes

For the period from November 20, 2020 (inception) through December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, and 2022, the Company had approximately $4,637,000 and $1,731,000 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
State income taxes	3%	3%
Change in valuation allowance	(24)%	(24)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net deferred tax assets before valuation allowance	$1,029,723	$332,400
Less: Valuation allowance	(1,029,723)	(332,400)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Subsequent to December 31, 2023, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,139.

Subsequent to December 31, 2023, the Company issued 12,500 shares pursuant to the restricted stock award from November 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management identified a material weakness in internal control over financial reporting in connection with the review of our audited consolidated financial statements for the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified was due to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. During the year ended December 31, 2023, we implemented formal review processes which included review by our Chief Executive Officer and Chief Financial Officer of material contracts and invoices. In addition, we engaged third-party experts to review the accounting treatment for significant transactions. As of December 31, 2023, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as issuers that are “emerging growth companies” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2024.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.2	Amendment to Amended and Restated Certificate of Incorporation dated October 6, 2022 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.3	Amendment to Amended and Restated Certificate of Incorporation dated May 30, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation dated August 28, 2023 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Professional Services Contract dated as of May 4, 2021 by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.2	Amendment No. 1 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.3	Amendment No. 2 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.4+	Syra Health Corp. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.5+	Employment Agreement by and between the Company and Deepika Vuppalanchi dated April 15, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.6+	Amendment No. 1 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated September 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.7+	Amendment No. 2 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated March 1, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.8+	Amendment No. 3 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated October 18, 2022 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.9	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.10	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.11	Promissory Note by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.12	Professional Services Contract dated as of September 3, 2021 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.13	STVentures Lease Agreement dated July 1, 2021 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)

10.14	Commercial Lease Addendum dated May 1, 2022 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.15	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated December 16, 2022 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.16	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated March 8, 2023 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.17+	Employment Agreement by and between the Company and Sandeep Allam dated February 29, 2022 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.18+	Amendment No. 1 to Employment Agreement by and between the Company and Sandeep Allam dated October 18, 2022 (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.19+	Employment Agreement by and between the Company and Priya Prasad dated February 29, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.20+	Amendment No. 1 to Employment Agreement by and between the Company and Priya Prasad dated May 27, 2022 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.21+	Amendment No. 2 to Employment Agreement by and between the Company and Priya Prasad dated October 18, 2022 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.22	Amendment No. 1 to Professional Services Contract dated as of April 25, 2023 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.23	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.24	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.25	Promissory Note by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.26	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated August 24, 2023 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page to this registration statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2024.

SYRA HEALTH CORP.

By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Deepika Vuppalanchi as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deepika Vuppalanchi	Chief Executive Officer (Principal Executive Officer)	March 25, 2024
Deepika Vuppalanchi

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	March 25, 2024
Priya Prasad	(Principal Financial and Accounting Officer)

/s/ Sandeep Allam		March 25, 2024
Sandeep Allam	President and Chairman

/s/ Sherron Rogers	Director	March 25, 2024
Sherron Rogers

/s/ Andrew M. Dahlem	Director	March 25, 2024
Andrew M. Dahlem

/s/ Vijayapal R. Reddy	Director	March 25, 2024
Vijayapal R. Reddy

/s/ Ketan Paranjape	Director	March 25, 2024
Ketan Paranjape

/s/ Avutu S. Reddy	Director	March 25, 2024
Avutu S. Reddy

-45-