Form 10-Q
period 2024-03-31
Syra Health Corp
filed 2024-05-09
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 6, 2024 was 6,421,632.

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

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash	$3,237,957	$3,280,075
Accounts receivable, net	745,683	1,060,634
Accounts receivable related party	82,124	50,614
Other current assets	381,887	389,787
Total current assets	4,447,651	4,781,110

Property and equipment, net	72,048	78,974
Right-of-use asset	31,826	63,199

Total assets	$4,551,525	$4,923,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$645,567	$462,991
Accrued expenses	319,698	198,978
Deferred revenue	6,108	-
Current portion of operating lease liability, related party	31,826	63,199
Notes payable	99,021	184,904
Total current liabilities	1,102,220	910,072
Total liabilities	1,102,220	910,072

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 5,769,087 and 5,588,298 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,769	5,588
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	9,954,708	9,071,745
Accumulated deficit	(6,512,005)	(5,064,955)
Total stockholders’ equity (deficit)	3,449,305	4,013,211

Total liabilities and stockholders’ equity (deficit)	$4,551,525	$4,923,283

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net revenues	$1,752,340	$1,188,351
Cost of services	1,573,053	1,041,195
Gross profit	179,287	147,156

Operating expenses:
Salaries and benefits	736,303	457,745
Professional services	194,580	236,660
Research and development expenses	277,548	-
Selling, general and administrative expenses	402,265	215,463
Depreciation	12,545	11,763
Total operating expenses	1,623,241	921,631

Operating loss	(1,443,954)	(774,475)

Other income (expense):
Interest income	981	2
Interest expense	(4,077)	(11,419)
Total other income (expense)	(3,096)	(11,417)

Net loss	$(1,447,050)	$(785,892)

Weighted average common shares outstanding - basic and diluted	6,495,213	4,353,717
Net loss per common share - basic and diluted	$(0.22)	$(0.18)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	-	$-	3,568,758	$3,569	833,334	$833	$2,832,308	$(2,126,612)	$710,198

Class A common stock options issued for services	-	-	-	-	-	-	18,246	-	18,246

Net loss	-	-	-	-	-	-	-	(785,892)	(785,892)

Balance, March 31, 2023	-	$-	3,568,758	$3,569	833,334	$833	$2,850,554	$(2,912,504)	$(57,249)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211

Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129

Class A common stock awarded for services	-	-	50,000	50	-	-	18,825	-	18,875

Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140

Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,954,708	$(6,512,005)	$3,449,305

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,447,050)	$(785,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,545	11,763
Common stock issued for services	18,875	-
Non-cash lease expense	31,373	29,624
Stock-based compensation, stock options	14,140	1,367
Changes in operating assets and liabilities:
Accounts receivable	314,951	835,456
Accounts receivable, related party	(31,510)	-
Other current assets	7,900	(103,025)
Accounts payable	182,576	31,775
Accounts payable, related parties	-	(1,600)
Deferred revenue	6,108	-
Accrued expenses	120,720	(34,906)
Operating lease liability	(31,373)	(29,624)
Net cash used in operating activities	(800,745)	(45,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,619)	(9,659)
Net cash used in investing activities	(5,619)	(9,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on exercise of warrants	850,129	-
Payment of deferred offering costs	-	(155,260)
Proceeds received from line of credit	-	300,000
Repayments on line of credit	-	(751,952)
Repayments on notes payable	(85,883)	-
Proceeds received from convertible notes payable	-	1,255,000
Net cash provided by financing activities	764,246	647,788

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,118)	593,067
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,280,075	3,344
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,237,957	$596,411

SUPPLEMENTAL INFORMATION:
Interest paid	$4,077	$9,850
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of March 31, 2024, and for the three ended March 31, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2023.

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company did not have any cash in excess of FDIC insured limits at March 31, 2024. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2024 and December 31, 2023.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at March 31, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at March 31, 2024 and December 31, 2023.

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

The contracts generally stipulate bi-weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date. The Company may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. The Company recognizes revenue net of penalties.

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Three Months Ended
Net revenues:	March 31, 2024	March 31, 2023
Healthcare workforce	$1,417,661	$1,110,840
Population health	230,756	74,000
Digital health	92,250	-
Behavioral and mental services	1,673	1,730
Health education	10,000	1,781
Net revenues	$1,752,340	$1,188,351

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the three months ended March 31, 2024 and 2023, FSSA accounted for approximately 67% and 99.6% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $1,108,230 and $1,109,960 of the Company’s Healthcare Workforce revenue for three months ended March 31, 2024 and 2023, respectively, and the FSSA-Division of Mental Health and Addiction, representing $71,000 and $74,000 of the Company’s Population Health revenues for the three months ended March 31, 2024 and 2023, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), the Washington D.C. Department of Behavioral Health and Coordinated Care Corporation, doing business as Managed Health Services, owed 50% of the Company’s accounts receivable, respectively, at March 31, 2024, and FSSA represented 30% of outstanding accounts receivable as of December 31, 2023.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2024, the Company had a cash balance of $3,237,957, working capital of $3,345,431 and an accumulated deficit of $6,512,005 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

The Company pays for payroll and related costs for its employees that provide services to Sahasra Technologies Corp., doing business as STLogics to service contracts of STLogics, which is an entity beneficially owned by the principal owners and management team of Syra. During the three months ended March 31, 2024, the Company paid $82,214 of payroll and related costs for these employees, and had a receivable from STLogics of $82,124 and $50,614 for additional costs incurred as of March 31, 2024 and December 31, 2023, respectively.

Office Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and, as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. A total of $32,132 was included in selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively.

Information Technology (“IT”) Services

The Company incurred a total of $0 and $3,320 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the three months ended March 31, 2024 and 2023, respectively.

Recruitment and Human Resource Services

The Company paid a total of $145,318 and $66,713 for recruitment and human resource services from NLogix, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, which have been presented within cost of sales in the statements of operations during the three months ended March 31, 2024 and 2023, respectively.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Basic and Diluted Earnings per Share

During the three months ended March 31, 2024, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
Warrants	1,760,350	-
Stock options	164,750	28,000
Total	1,925,100	28,000

Note 5 – Other Current Assets

Other current assets included the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Federal and state income tax receivable (1) (2)	$148,401	$73,069
Prepaid expenses	233,486	316,718
Total other current assets	$381,887	$389,787

(1)	Includes $50,000 for a federal refundable payroll tax credit, called the Employee Retention Tax Credit (“ERTC”) Tax Credit, which provides a credit to businesses who kept employees, or were negatively impacted, during the COVID-19 pandemic.

(2)	Includes $75,332 for a refundable corporate income tax credit from the State of Indiana, called the Economic Development for a Growing Economy (“EDGE”) Tax Credit, which provides an incentive to businesses to support jobs creation, capital investment and to improve the standard of living for Indiana residents.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Property and Equipment

Property and equipment at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Office equipment	$148,419	$142,800
Less: Accumulated depreciation	(76,371)	(63,826)
Total property and equipment, net	$72,048	$78,974

Depreciation of property and equipment was $12,545 and $11,763 for the three months ended March 31, 2024 and 2023, respectively.

Note 7 – Accrued Expenses

Accrued expenses at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued payroll and taxes	$312,576	$148,924
Accrued expenses	7,122	50,054
Total accrued expenses	$319,698	$198,978

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the three months ended March 31, 2024, the Company incurred $26,485 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at March 31, 2024.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The Company is occupying the space for executive and administrative offices. Rent expense for the three months ended March 31, 2024 and 2023 was $32,132, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Operating lease cost:
Amortization of ROU asset	$31,373	$121,089
Interest on lease liability	759	7,438
Total operating lease cost	$32,132	$128,527

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$31,826	$63,199

Current portion of operating lease liability, related party	$31,826	63,199
Noncurrent operating lease liability, related party	-	-
Total operating lease liability	$31,826	$63,199

Weighted average remaining lease term:
Operating leases	0.25 years	0.5 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Notes Payable

In 2023, the Company entered into three insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $370,596 with interest rates ranging from 10.38% through 14.05% and monthly payments totaling $32,328 are due through July 2024. The Company made principal repayments of $85,883 and incurred interest expense of $4,077 during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the remaining balance was $99,021 and $184,904, respectively.

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 5,769,087 shares were issued and outstanding as of March 31, 2024.

During the three months ended March 31, 2024, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,129.

During the three months ended March 31, 2024, the Company issued 50,000 shares pursuant to the restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $18,875 for these awards and expects to recognize an additional $48,503 through the end of the vesting period.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of March 31, 2024, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Class A Common Stock Option Awards

During the three months ended March 31, 2024, the Company granted options to purchase an aggregate 24,000 shares of the Company’s Class A common stock at an exercise price of $1.88 per share for a term of 10 years under the 2022 Plan. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 110%, a weighted average risk-free interest rate of 4.16%, and a weighted average call option value of $1.498, was $35,945. During the three months ended March 31, 2024 and 2023, the Company recognized expense of $14,140 and $1,367 related to common stock options. As of March 31, 2024, a total of $218,760 of unamortized expenses are expected to be expensed over the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2023	140,750	$1.82
Options granted	24,000	1.88
Options cancelled	-	-
Balance, March 31, 2024	164,750	$1.83
Exercisable, March 31, 2024	-	$-

The options had a weighted average remaining life of 9.42 years and no intrinsic value as of March 31, 2024.

Note 13 – Subsequent Events

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

Results of Operations for the Three Months Ended March 31, 2024 and 2022

The following table summarizes selected items from the statements of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months
	Ended
	March 31,	March 31,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$1,417,661	$1,110,840	$306,821
Population health	230,756	74,000	156,756
Digital health	92,250	-	92,250
Behavioral and mental health	1,673	1,730	(57)
Health education	10,000	1,781	8,219
Net revenues	1,752,340	1,188,351	563,989
Cost of services	1,573,053	1,041,195	531,858
Gross profit	179,287	147,156	31,1312

Operating expenses:
Salaries and benefits	736,303	457,745	278,558
Professional fees	194,580	236,660	(42,080)
Research and development expenses	277,548	-	277,548
Selling, general and administrative expenses	402,265	215,463	186,802
Depreciation	12,545	11,763	782
Total operating expenses:	1,623,241	921,631	701,610

Operating loss	(1,443,954)	(774,475)	(669,479)

Total other income (expense)	(3,096)	(11,417)	8,321

Net loss	$(1,447,050)	$(785,892)	$(661,158)

Net Revenues

Net revenue during the three months ended March 31, 2024 was comprised of $1,417,661 of healthcare staffing services revenue, $230,756 of population health revenue, $1,673 of behavioral and mental health revenue and $92,250 of digital health services revenue and $10,000 of health education revenue, compared to net revenue during the three months ended March 31, 2023 of $1,110,840 of healthcare workforce revenue, $74,000 of population health revenue, $1,730 of behavioral and mental health revenue and $1,781 of health education revenue, an overall revenue increase of $563,989, or 47%. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues and digital health services increased in 2024 due to additional services provided to state departments and other customers.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $1,573,053 of cost of services for the three months ended March 31, 2024, compared to $1,041,195 for the three months ended March 31, 2023, an increase of $531,858, or 51%. Our gross profit was approximately 10% for the three months ended March 31, 2024, compared to approximately 12% for the three months ended March 31, 2023, a decrease of approximately 2%. Our cost of services increased primarily due to an increase in labor costs, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $736,303 of salaries and benefits during the three months ended March 31, 2024, compared to $457,745 for the three months ended March 31, 2023, an increase of $278,558, or 61%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $194,580 of professional fees for the three months ended March 31, 2024, compared to $236,660 for the three months ended March 31, 2023, a decrease of $42,080, or 18%. Professional fees decreased in 2024 due to decreased legal and other professional costs as the Company completed its IPO process in the fourth quarter of 2024.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $277,548 and $0 of research and development expenses for the three months ended March 31, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $402,266 of SG&A expenses during the three months ended March 31, 2024, compared to $215,463 for the three months ended March 31, 2024, an increase of $186,802, or 87%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $10,783 and $20,435 of office and computer supplies, $133,148 and $47,441 of insurance, $15,376 and $869 of advertising, and $37,746 and $13,971 of subscription and membership fees for the three months ended March 31, 2024 and 2023, respectively.

Depreciation

We incurred $12,545 of depreciation expense for the three months ended March 31, 2024, compared to $11,763 of depreciation expense for the three months ended March 31, 2024, an increase of $782, or 7%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

Other expense, on a net basis, consisted of $4,077 of interest incurred on insurance finance charges, as partially offset by $981 of interest income, for the three months ended March 31, 2024. Other expense, on a net basis, consisted of $11,419 of interest incurred on a line of credit and convertible notes, as partially offset by $2 of interest income, for the three months ended March 31, 2023. Other expense, on a net basis, decreased by $8,321, or 73%, primarily due to decreased debt financing compared to the prior period.

Net Loss

Our net loss for the three months ended March 31, 2024 was $1,447,050, compared to a net loss of $785,892 for the three months ended March 31, 2023, an increase of $661,158.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Current Assets	$4,447,651	$4,781,110

Current Liabilities	$1,102,220	$910,072

Accumulated Deficit	$(6,512,005)	$(2,912,305)

Working Capital	$3,345,431	$3,871,038

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

Cash Flow Activities for the Three Months Ended March 31, 2024 and 2023

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 and 2023 was $800,745 and $45,062, respectively, which was primarily attributable to our net loss for the periods.

Net Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 was $5,619 and $9,659, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $764,246, which consisted of $850,129 of proceeds received from the exercise of Class A common stock warrants, partially offset by $85,883 of repayments on notes payable. Cash provided by financing activities for the three months ended March 31, 2023 was $647,788, which consisted of $300,000 of proceeds received from a line of credit, and $1,255,000 of proceeds received from the sale of convertible notes payable, as partially offset by $751,952 of repayments on the line of credit and payment off deferred financing costs of $155,260.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at March 31, 2024 and December 31, 2023, respectively.

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

Significant Concentrations

The majority of accounts receivable and revenue contracts are between our Company and different divisions within the FSSA. Most contracts require monthly payments as the projects progress. We generally do not require collateral or advance payments. For the three months ended March 31, 2024 and 2023, Indiana Family and Social Services Administration (“FSSA”) accounted for approximately 67% and 99.6% of our revenues, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), the Washington D.C. Department of Behavioral Health and Coordinated Care Corporation, doing business as Managed Health Services, owed 50% and 30% of our accounts receivable, respectively, at March 31, 2024 and December 31, 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2024 the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

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

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in the Prospectus. Any of the risk factors disclosed in the Prospectus or our reports could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

SYRA HEALTH CORP.

Date: May 9, 2024	By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

-12-