Form 10-Q
period 2024-06-30
Syra Health Corp
filed 2024-08-08
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of August 8, 2024 was 6,612,421.

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

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,594,352	$3,280,075
Accounts receivable, net	790,095	1,060,634
Accounts receivable related party	51,411	50,614
Other current assets	391,019	389,787
Total current assets	2,826,877	4,781,110

Property and equipment, net	60,166	78,974
Right-of-use asset	351,193	63,199

Total assets	$3,238,236	$4,923,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$500,114	$462,991
Accrued expenses	174,217	198,978
Deferred revenue	6,108	-
Current portion of operating lease liability, related party	106,458	63,199
Notes payable	114,334	184,904
Total current liabilities	901,231	910,072

Non-current portion of operating lease liability, related party	244,735	-

Total liabilities	1,145,966	910,072

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 5,769,087 and 5,588,298 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,769	5,588
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	9,987,929	9,071,745
Accumulated deficit	(7,902,261)	(5,064,955)
Total stockholders’ equity (deficit)	2,092,270	4,013,211

Total liabilities and stockholders’ equity (deficit)	$3,238,236	$4,923,283

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2024	2023	2024	2023

Net revenues	$1,969,681	$979,248	$3,722,021	$2,167,599
Cost of services	1,619,674	851,089	3,192,727	1,892,284
Gross profit	350,007	128,159	529,294	275,315

Operating expenses:
Salaries and benefits	847,064	562,619	1,583,367	1,020,364
Professional services	141,456	128,844	336,036	365,504
Research and development expenses	277,894	-	555,442	-
Selling, general and administrative expenses	456,572	208,357	858,837	423,820
Depreciation	17,374	12,293	29,919	24,056
Total operating expenses	1,740,360	912,113	3,363,601	1,833,744

Operating loss	(1,390,353)	(783,954)	(2,834,307)	(1,558,429)

Other income (expense):
Interest income	3,826	4	4,807	6
Interest expense	(3,729)	(18,850)	(7,806)	(30,269)
Total other income (expense)	97	(18,846)	(2,999)	(30,263)

Net loss	$(1,390,256)	$(802,800)	$(2,837,306)	$(1,588,692)

Weighted average common shares outstanding - basic and diluted	6,602,421	4,378,751	6,548,817	4,390,363
Net loss per common share - basic and diluted	$(0.21)	$(0.18)	$(0.43)	$(0.36)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Periods Months Ended June 30, 2024 and 2023

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211
Class A common stock issued for services	-	-	50,000	50	-	-	18,825	-	18,875
Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129
Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140
Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,954,708	$(6,512,005)	$3,449,305
Class A common stock issued for services							18,875		18,875
Class A common stock options issued for services	-	-	-	-	-	-	14,346	-	14,346

Net loss	-	-	-	-	-	-	-	(1,390,256)	(1,390,256)

Balance, June 30, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,987,929	$(7,902,261)	$2,092,270

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	-	$-	3,568,769	$3,569	833,334	$833	$2,832,308	$(2,126,612)	$710,098

Class A common stock options issued for services							1,367		1,367
Net loss								(785,892)	(785,892)
Balance, March 31, 2023	-	-	3,568,769	3,569	833,334	833	2,833,675	(2,912,504)	(74,427)
Cancellation of Class A common stock	-	-	(41,667)	(42)	-	-	42	-	-
Class A common stock options issued for services	-	-	-	-	-	-	1,223	-	1,223
Net loss	-	-	-	-	-	-	-	(802,800)	(802,800)

Balance, June 30, 2023	-	$-	3,527,102	$3,527	833,334	$833	$2,834,940	$(3,715,304)	$(876,004)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,837,306)	$(1,588,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,919	24,056
Bad debt expense	-	9,922
Common stock issued for services	37,750	-
Non-cash lease expense	63,199	59,676
Stock-based compensation, stock options	28,486	2,590
Changes in operating assets and liabilities:
Accounts receivable	270,539	778,146
Accounts receivable, related party	(797)	-
Other current assets	148,927	24,513
Accounts payable	37,123	226,298
Accounts payable, related parties	-	(3,200)
Deferred revenue	6,108	-
Accrued expenses	(24,761)	(106,396)
Operating lease liability	(63,199)	(59,676)
Net cash used in operating activities	(2,304,012)	(632,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,111)	(15,251)
Net cash used in investing activities	(11,111)	(15,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on exercise of warrants	850,129	-
Payment of deferred offering costs	-	(323,484)
Proceeds received from line of credit	-	300,000
Repayments on line of credit	-	(750,397)
Repayments on notes payable	(220,729)	-
Proceeds received from convertible notes payable	-	1,455,000
Net cash provided by financing activities	629,400	681,119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,685,723)	33,105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,280,075	3,344
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,594,352	$36,449

SUPPLEMENTAL INFORMATION:
Interest paid	$7,806	$18,000
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$351,193	$-
Prepaid asset financed with note payable	$150,159	$-

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2023.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company did not have any cash in excess of FDIC insured limits at June 30, 2024. The Company has not experienced any losses in such accounts.

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2024 and December 31, 2023.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at June 30, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at June 30, 2024 and December 31, 2023.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. The cost of office equipment is depreciated using the straight-line method based on a five-year life expectancy.

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations.

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Six Months Ended
	June 30, 2024	June 30, 2023
Net revenues:
Healthcare workforce	$2,833,895	$1,966,405
Population health	681,531	194,026
Digital health	184,500	-
Behavioral and mental services	2,095	5,387
Health education	20,000	1,781
Net revenues	$3,722,021	$2,167,599

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the six months ended June 30, 2024 and 2023, FSSA accounted for approximately 64% and 95% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $2,225,628 and $2,122,653 of the Company’s Healthcare Workforce revenue for six months ended June 30, 2024 and 2023, respectively, and the FSSA-Division of Mental Health and Addiction, representing $172,000 of the Company’s Population Health revenues for each of the six months ended June 30, 2024 and 2023, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), owed 54% and one other customer represented 15%, of the Company’s accounts receivable respectively, at June 30, 2024, and FSSA represented 30% of outstanding accounts receivable as of December 31, 2023.

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2024, the Company had a cash balance of $1,594,352, working capital of $1,925,646 and an accumulated deficit of $7,902,261 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

The Company pays for payroll and related costs for its employees that provide services to Sahasra Technologies Corp., doing business as STLogics to service contracts of STLogics, which is an entity beneficially owned by the principal owners and management team of Syra. During the six months ended June 30, 2024, the Company paid $101,411 of payroll and related costs for these employees, and had a receivable from STLogics of $51,411 and $50,614 for additional costs incurred as of June 30, 2024 and December 31, 2023, respectively.

Office Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. A total of $64,263 was included in selling, general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. The lease was further amended on June 26, 2024 and provides for a base monthly rent of $11,209 over the additional three-year term of the lease.

Information Technology (“IT”) Services

The Company incurred a total of $0 and $3,320 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the six months ended June 30, 2024 and 2023, respectively.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recruitment and Human Resource Services

The Company paid a total of $297,313 and $140,677or recruitment and human resource services from NLogix, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, which have been presented within cost of sales in the statements of operations during the six months ended June 30, 2024 and 2023, respectively.

Note 4 – Basic and Diluted Earnings per Share

During the three and six months ended June 30, 2024, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Warrants	1,629,561	-
Stock options	160,750	28,000
Total	1,790,311	28,000

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Other Current Assets

Other current assets included the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Federal and state income tax receivable (1) (2)	$148,401	$73,069
Prepaid expenses	242,618	316,718
Total other current assets	$391,019	$389,787

(1)	Includes $50,000 for a federal refundable payroll tax credit, called the Employee Retention Tax Credit (“ERTC”) Tax Credit, which provides a credit to businesses who kept employees, or were negatively impacted, during the COVID-19 pandemic.

(2)	Includes $75,332 for a refundable corporate income tax credit from the State of Indiana, called the Economic Development for a Growing Economy (“EDGE”) Tax Credit, which provides an incentive to businesses to support jobs creation, capital investment and to improve the standard of living for Indiana residents.

Note 6 – Property and Equipment

Property and equipment at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
Office equipment	$153,912	$142,800
Less: Accumulated depreciation	(93,746)	(63,826)
Total property and equipment, net	$60,166	$78,974

Depreciation of property and equipment was $29,919 and $24,056 for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Accrued Expenses

Accrued expenses at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued payroll and taxes	$156,163	$148,924
Accrued expenses	18,054	50,054
Total accrued expenses	$174,217	$198,978

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the six months ended June 30, 2024 and 2023, the Company incurred $52,676 and $44,189, respectively, of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at June 30, 2024.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The lease was amended on June 26, 2024 and provides for a base monthly rent of $11,209 per month, over a three-year term of the lease commencing on July 1, 2024. The Company is occupying the space for executive and administrative offices. Rent expense for the six months ended June 30, 2024 and 2023 was $64,263, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Operating lease cost:
Amortization of ROU asset	$63,199	$121,089
Interest on lease liability	1,064	7,438
Total operating lease cost	$64,263	$128,527

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$351,193	$63,199

Current portion of operating lease liability, related party	$106,458	63,199
Noncurrent operating lease liability, related party	244,735	-
Total operating lease liability	$351,193	$63,199

Weighted average remaining lease term:
Operating leases	3.0 years	0.5 years

Weighted average discount rate:
Operating lease	9.25%	5.75%

The following payments are required under leases not yet commenced as of June 30, 2024:

		Remaining
		Term in
	Operating Lease	Years
2024	134,505
2025	134,505
2026	134,505
Total lease payments	403,515
Less: imputed interest	(52,322)
Present value of lease liability	351,193	3.00

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

In 2024, the Company entered into one insurance policy financing arrangements to purchase an insurance policy. The principal of this arrangement was $150,159 with interest rate of 10.00% and monthly payment of $11,783 due through February 2025. As of June 30, 2024, the remaining balance was $90,701.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 5,769,087 shares were issued and outstanding as of June 30, 2024.

During the six months ended June 30, 2024, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,129.

During the six months ended June 30, 2024, the Company issued 50,000 shares pursuant to the restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $37,750 for these awards and expects to recognize an additional $29,628 through the end of the vesting period.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of June 30, 2024, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

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

Class A Common Stock Option Awards

During the six months ended June 30, 2024, the Company granted options to purchase an aggregate 32,000 shares of the Company’s Class A common stock at an exercise price of $1.88 and $1.39 per share for a term of 10 years under the 2022 Plan. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate ranging from 110% to 126%, a weighted average risk-free interest rate ranging from 4.16% to 4.63%, and a weighted average call option value ranging from $1.498 to $1.252, was $45,958. During the six months ended June 30, 2024 and 2023, the Company recognized expense of $28,486 and $2,590 related to common stock options. As of June 30, 2024, a total of $213,327 of unamortized expenses are expected to be expensed over the vesting period.

SYRA HEALTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2023	140,750	$1.82
Options granted	32,000	1.76
Options cancelled	(12,000)	-
Balance, June 30, 2024	160,750	$1.85
Exercisable, June 30, 2024	-	$-

The options had a weighted average remaining life of 9.24 years and no intrinsic value as of June 30, 2024.

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

In July 2024, the Company entered into an agreement with RADcube LLC, a related party, for IT architecture consulting services. The Company will pay $4,000 per month over the one year term of the agreement.

Effective July 1, 2024, the Company entered into an advisory board agreement with a new advisor. The advisor will receive common stock options to purchase 10,000 Class A common shares, vesting in four equal instalments over one year with an exercise price of $1.33.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statements of operations for the three months ended June 30, 2024 and 2023.

	For the Three Months
	Ended
	June 30,	June 30,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$1,416,234	$855,565	$560,669
Population health	450,775	120,026	330,749
Digital health	92,250	-	92,250
Behavioral and mental health	422	3,657	(3,235)
Health education	10,000	-	10,000
Net revenues	1,969,681	979,248	990,433
Cost of services	1,619,674	851,089	768,585
Gross profit	350,007	128,159	221,848

Operating expenses:
Salaries and benefits	847,064	562,619	284,445
Professional fees	141,456	128,844	12,612
Research and development expenses	277,894	-	277,894
Selling, general and administrative expenses	456,572	208,357	248,215
Depreciation	17,374	12,293	5,081
Total operating expenses:	1,740,360	912,113	828,247

Operating loss	(1,390,353)	(783,954)	(606,399)

Total other income (expense)	97	(18,846)	18,943

Net loss	$(1,390,256)	$(802,800)	$(587,456)

Net Revenues

Net revenue during the three months ended June 30, 2024 was comprised of $1,416,234 of healthcare workforce revenue, $450,775 of population health revenue, $422 of behavioral and mental health revenue and $92,250 of digital health services revenue and $10,000 of health education revenue, compared to net revenue during the three months ended June 30, 2023 of $855,565 of healthcare workforce revenue, $120,026 of population health revenue, $3,657 of behavioral and mental health revenue and $0 of health education revenue, an overall revenue increase of $990,433, or 101%. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues and digital health services increased in 2024 due to additional services provided to state departments and other customers.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments.

We incurred $1,619,674 of cost of services for the three months ended June 30, 2024, compared to $851,089 for the three months ended June 30, 2023, an increase of $768,858, or 90%. Our gross profit was approximately 18% for the three months ended June 30, 2024, compared to approximately 13% for the three months ended June 30, 2023, an increase of approximately 5%. Our cost of services increased primarily due to an increase in labor costs, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel.

We incurred $847,064 of salaries and benefits during the three months ended June 30, 2024, compared to $562,619 for the three months ended June 30, 2023, an increase of $284,445, or 51%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process.

In an effort to reduce its operating costs, the Company, effective August 1, 2024, instituted a 25% payroll reduction for its executive officers.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities.

We incurred $141,456 of professional fees for the three months ended June 30, 2024, compared to $128,844 for the three months ended June 30, 2023, an increase of $12,612, or 10%. Professional fees increased in 2024 due to increased legal and other professional costs related to the Company’s regulatory filings.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $277,894 and $0 of research and development expenses for the three months ended June 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred.

We incurred $456,572 of SG&A expenses during the three months ended June 30, 2024, compared to $208,357 for the three months ended June 30, 2024, an increase of $248,215, or 119%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $3,292 and $11,506 of office and computer supplies, $150,741 and $55,739 of insurance, $13,893 and $885 of advertising, and $26,462 and $30,236 of subscription and membership fees for the three months ended June 30, 2024 and 2023, respectively.

Depreciation

We incurred $17,374 of depreciation expense for the three months ended June 30, 2024, compared to $12,293 of depreciation expense for the three months ended June 30, 2023, an increase of $5,081, or 41%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

Other expense, on a net basis, consisted of $3,729 of interest incurred on insurance finance charges, as partially offset by $3,826 of interest income, for the three months ended June 30, 2024. Other expense, on a net basis, consisted of $18,850 of interest incurred on a line of credit and convertible notes, as partially offset by $4 of interest income, for the three months ended June 30, 2023. Other expense, on a net basis, decreased by $18,943, or 101%, primarily due to decreased debt financing compared to the prior period.

Net Loss

Our net loss for the three months ended June 30, 2024 was $1,390,256, compared to a net loss of $802,800 for the three months ended June 30, 2023, an increase of $587,456.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	For the Six Months
	Ended
	June 30,	June 30,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$2,833,895	$1,966,405	$867,490
Population health	681,531	194,026	487,505
Digital health	184,500	-	184,500
Behavioral and mental health	2,095	5,387	(3,292)
Health education	20,000	1,781	18,219
Net revenues	3,722,021	2,167,599	1,554,422
Cost of services	3,192,727	1,892,284	1,300,443
Gross profit	529,294	275,315	253,979

Operating expenses:
Salaries and benefits	1,583,367	1,020,364	563,003
Professional fees	336,036	365,504	(29,468)
Research and development expenses	555,442	-	555,442
Selling, general and administrative expenses	858,837	423,820	435,017
Depreciation	29,919	24,056	5,863
Total operating expenses:	3,363,601	1,833,744	1,529,857

Operating loss	(2,834,307)	(1,558,429)	(1,275,878)

Total other income (expense)	(2,999)	(30,269)	27,264

Net loss	$(2,837,306)	$(1,588,692)	$(1,248,614)

Net Revenues

Net revenue during the six months ended June 30, 2024 was comprised of $2,833,895 of healthcare workforce revenue, $681,531 of population health revenue, $2,095 of behavioral and mental health revenue and $184,500 of digital health services revenue and $20,000 of health education revenue, compared to net revenue during the six months ended June 30, 2023 of $1,966,405 of healthcare workforce revenue, $194,026 of population health revenue, $5,387 of behavioral and mental health revenue and $1,781 of health education revenue, an overall revenue increase of $1,554,422, or 72%. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues and digital health services increased in 2024 due to additional services provided to state departments and other customers.

Cost of Services

We incurred $3,192,727 of cost of services for the six months ended June 30, 2024, compared to $1,892,284 for the six months ended June 30, 2023, an increase of $1,300,443, or 69%. Our gross profit was approximately 14% for the six months ended June 30, 2024, compared to approximately 13% for the six months ended June 30, 2023, an increase of approximately 1%. Our cost of services increased primarily due to an increase in labor costs, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

We incurred $1,583,367 of salaries and benefits during the six months ended June 30, 2024, compared to $1,020,364 for the six months ended June 30, 2023, an increase of $563,003, or 55%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process.

In an effort to reduce its operating costs, the Company, effective August 1, 2024, instituted a 25% payroll reduction for its executive officers.

Professional Fees

We incurred $336,036 of professional fees for the six months ended June 30, 2024, compared to $365,504 for the six months ended June 30, 2023, a decrease of $29,468, or 8%. Professional fees decreased in 2024 due to decreased legal and other professional costs as the Company completed its IPO process in the fourth quarter of 2023.

Research and Development Expenses

We incurred $555,442 and $0 of research and development expenses for the six months ended June 30, 2024 and 2023, respectively

Selling, General and Administrative Expenses

We incurred $858,837 of SG&A expenses during the six months ended June 30, 2024, compared to $423,820 for the six months ended June 30, 2023, an increase of $435,017, or 103%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $64,263 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $14,075 and $93,928 of office and computer supplies, $259,282 and $46,462 of insurance, $29,269 and $885 of advertising, and $64,208 and $30,236 of subscription and membership fees for the six months ended June 30, 2024 and 2023, respectively.

Depreciation

We incurred $29,919 of depreciation expense for the six months ended June 30, 2024, compared to $24,056 of depreciation expense for the six months ended June 30, 2023, an increase of $5,863, or 24%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

Other expense, on a net basis, consisted of $7,806 of interest incurred on insurance finance charges, as partially offset by $4,807 of interest income, for the six months ended June 30, 2024. Other expense, on a net basis, consisted of $30,269 of interest incurred on a line of credit and convertible notes, as partially offset by $6 of interest income, for the six months ended June 30, 2023. Other expense, on a net basis, decreased by $27,264, or 90%, primarily due to decreased debt financing compared to the prior period.

Net Loss

Our net loss for the six months ended June 30, 2024 was $2,837,306, compared to a net loss of $1,588,692 for the six months ended June 30, 2023, an increase of $1,248,614.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Current Assets	$2,826,877	$4,781,110

Current Liabilities	$901,231	$910,072

Accumulated Deficit	$(7,902,261)	$(5,064,955)

Working Capital	$1,925,646	$3,871,038

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

Cash Flow Activities for the Six Months Ended June 30, 2024 and 2023

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 and 2023 was $2,304,012 and $632,763, respectively, which was primarily attributable to our net loss for the periods.

Net Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $11,111 and $15,251, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $629,400, which consisted of $850,129 of proceeds received from the exercise of Class A common stock warrants, partially offset by $220,729 of repayments on notes payable. Cash provided by financing activities for the six months ended June 30, 2023 was $681,119, which consisted of $300,000 of proceeds received from a line of credit, and $1,455,000 of proceeds received from the sale of convertible notes payable, as partially offset by $750,397 of repayments on the line of credit and payment off deferred financing costs of $323,484.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at June 30, 2024 and December 31, 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2024 the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Our Executive Chairman, Sandeep Allam, is currently on a long-term medical leave.  Our CEO, Deepika Vuppalanchi, has taken over Mr. Allam’s responsibilities while he is on medical leave.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Date: August 8, 2024	By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

-14-