Form 10-Q
period 2024-09-30
Syra Health Corp
filed 2024-10-29
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s Class A common stock outstanding as of October 28, 2024 was 8,973,774.

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

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$2,697,459	$3,280,075
Accounts receivable, net	884,445	1,060,634
Accounts receivable related party	-	50,614
Other current assets	482,990	389,787
Total current assets	4,064,894	4,781,110

Property and equipment, net	34,625	78,974
Right-of-use asset	325,491	63,199

Total assets	$4,425,010	$4,923,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$212,931	$462,991
Accrued expenses	309,606	198,978
Deferred revenue	6,108	-
Current portion of operating lease liability, related party	108,939	63,199
Notes payable	240,221	184,904
Total current liabilities	877,805	910,072

Non-current portion of operating lease liability, related party	216,552	-

Total liabilities	1,094,357	910,072

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 8,973,774 and 5,588,298 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8,974	5,588
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	11,640,642	9,071,745
Accumulated deficit	(8,319,796)	(5,064,955)
Total stockholders’ equity (deficit)	3,330,653	4,013,211

Total liabilities and stockholders’ equity (deficit)	$4,425,010	$4,923,283

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2024	2023	2024	2023

Net revenues	$2,253,336	$1,581,344	$5,975,357	$3,748,943
Cost of services	1,585,038	1,026,803	4,777,765	2,919,087
Gross profit	668,298	554,541	1,197,592	829,856

Operating expenses:
Salaries and benefits	594,738	592,241	2,178,105	1,612,605
Professional services	153,803	58,875	489,839	424,379
Research and development expenses	34,821	-	590,263	-
Selling, general and administrative expenses	288,305	234,084	1,147,142	657,904
Depreciation	25,541	12,357	55,460	36,413
Total operating expenses	1,097,208	897,557	4,460,809	2,731,301

Operating loss	(428,910)	(343,016)	(3,263,217)	(1,901,445)

Other income (expense):
Interest income	13,641	2,820	18,448	2,826
Interest expense	(2,266)	(14,180)	(10,072)	(44,449)
Total other income (expense)	11,375	(11,360)	8,376	(41,623)

Net loss	$(417,535)	$(354,376)	$(3,254,841)	$(1,943,068)

Weighted average common shares outstanding - basic and diluted	7,264,768	4,360,426	6,789,209	4,380,267
Net loss per common share - basic and diluted	$(0.06)	$(0.08)	$(0.48)	$(0.44)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211
Class A common stock issued for services	-	-	50,000	50	-	-	18,825	-	18,875
Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129
Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140
Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	-	5,769,087	5,769	833,334	833	9,954,708	$(6,512,005)	3,449,305
Class A common stock issued for services							18,875		18,875
Class A common stock options issued for services	-	-	-	-	-	-	14,346	-	14,346

Net loss	-	-	-	-	-	-	-	(1,390,256)	(1,390,256)
Balance, June 30, 2024	-	-	5,769,087	5,769	833,334	833	$9,987,929	(7,902,261)	2,092,270
Class A common stock and Warrants issued for cash	-	-	3,203,125	3,203	-	-	1,615,818	-	1,619,021
Class A common stock issued for services			1,562	2			22,872		22,874
Class A common stock options issued for services	-	-	-	-	-	-	14,023	-	14,023

Net loss	-	-	-	-	-	-	-	(417,535)	(417,535)

Balance, September 30, 2024	-	$-	8,973,774	$8,974	833,334	$833	$11,640,642	$(8,319,796)	$3,330,653

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	-	$-	3,568,769	$3,569	833,334	$833	$2,832,308	$(2,126,612)	$710,098

Class A common stock options issued for services							1,367		1,367
Net loss								(785,892)	(785,892)
Balance, March 31, 2023	-	-	3,568,769	3,569	833,334	833	2,833,675	(2,912,504)	(74,427)

Cancellation of Class A common stock	-	-	(41,667)	(42)	-	-	42	-	-
Class A common stock options issued for services	-	-	-	-	-	-	1,223	-	1,223
Net loss	-	-	-	-	-	-	-	(802,800)	(802,800)

Balance, June 30, 2023	-	-	3,527,102	3,527	833,334	833	2,834,940	(3,715,304)	(876,004)

Class A common stock options issued for services	-	-	-	-	-	-	1,079		1,079
Net loss	-	-	-	-	-	-	-	(354,376)	(354,376)

Balance, September 30, 2023	-	$-	3,527,102	$3,527	833,334	$833	$2,836,019	$(4,069,680)	$(1,229,301)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,254,841)	$(1,943,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,460	36,413
Bad debt expense	-	9,922
Common stock issued for services	74,647	-
Non-cash lease expense	63,199	90,162
Stock-based compensation, stock options	28,486	3,669
Changes in operating assets and liabilities:
Accounts receivable	176,189	136,324
Accounts receivable, related party	50,614	-
Other current assets	285,456	58,979
Accounts payable	(250,060)	500,391
Accounts payable, related parties	-	18,221
Deferred revenue	6,108	141,644
Accrued expenses	110,628	35,479
Operating lease liability	(63,199)	(90,162)
Net cash used in operating activities	(2,717,313)	(1,002,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,111)	(15,251)
Net cash used in investing activities	(11,111)	(15,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	2,469,150	-
Payment of deferred offering costs	-	(589,059)
Proceeds received from line of credit	-	300,000
Repayments on line of credit	-	(750,397)
Proceeds received from advances, related party	-	1,295,010
Repayments on advances, related party	-	(678,611)
Repayments on notes payable	(323,342)	-
Proceeds received from convertible notes payable	-	1,455,000
Net cash provided by financing activities	2,145,808	1,031,943

NET CHANGE IN CASH AND CASH EQUIVALENTS	(582,616)	14,666
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,280,075	3,344
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,697,459	$18,010

SUPPLEMENTAL INFORMATION:
Interest paid	$10,072	$28,533
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$325,491	$-
Prepaid asset financed with note payable	$378,659	$-

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2023.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company did not have any cash in excess of FDIC insured limits at September 30, 2024. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2024 and December 31, 2023.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at September 30, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at September 30, 2024 and December 31, 2023.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net revenues:
Healthcare workforce	$4,411,683	$2,989,962
Population health	1,241,579	606,789
Digital health	276,750	131,356
Behavioral and mental services	15,345	9,055
Health education	30,000	11,781
Net revenues	$5,975,357	$3,748,943

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the nine months ended September 30, 2024 and 2023, FSSA accounted for approximately 61% and 76% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $3,398,761 and $2,832,638 of the Company’s Healthcare Workforce revenue for nine months ended September 30, 2024 and 2023, respectively, and the FSSA-Division of Mental Health and Addiction, representing $248,000 and $240,000 of the Company’s Population Health revenues for each of the nine months ended September 30, 2024 and 2023, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), owed 58% and one other customer represented 17%, of the Company’s accounts receivable respectively, at September 30, 2024, and FSSA represented 30% of outstanding accounts receivable as of December 31, 2023.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class A and Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2024, the Company had a cash balance of $2,697,459, working capital of $3,187,089 and an accumulated deficit of $8,319,796 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

The Company continues to pursue sources of additional capital through debt and financing transactions or arrangements, including equity financing or other means. The Company may not be successful in identifying suitable funding transactions in a sufficient time period or at all and may not obtain the required capital by other means. If the Company does not succeed in raising additional capital, resources may not be sufficient to fund its business. The Company’s ability to scale production and distribution capabilities and further increase the value of its brands, is largely dependent on its success in raising additional capital. From January through April of 2023, the Company raised a total of $1,455,000 of capital from the sale of convertible notes. On October 3, 2023, the Company completed its IPO and received net proceeds of approximately $5,332,283. In October 2023, the convertible notes were converted into Class A common stock in accordance with the terms of the convertible promissory notes as a result of the IPO. On September 11, 2024, the Company completed a public offering and received net proceeds of $1,619,021.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

The Company pays for payroll and related costs for its employees that provide services to Sahasra Technologies Corp., doing business as STLogics to service contracts of STLogics, which is an entity beneficially owned by the principal owners and management team of Syra. During the nine months ended September 30, 2024, the Company paid $101,411 of payroll and related costs for these employees, and had a receivable from STLogics of $51,411 and $50,614 for additional costs incurred as of September 30, 2024 and December 31, 2023, respectively.

Office Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. A total of $109,098 was included in selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209 over the additional three-year term of the lease.

Information Technology (“IT”) Services

The Company incurred a total of $16,233 and $3,320 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the nine months ended September 30, 2024 and 2023, respectively.

Recruitment and Human Resource Services

The Company paid a total of $421,013 and $140,677 for recruitment and human resource services from NLogix, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, which have been presented within cost of sales in the statements of operations during the nine months ended September 30, 2024 and 2023, respectively.

Note 4 – Basic and Diluted Earnings per Share

During the three and nine months ended September 30, 2024, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Warrants	8,195,967	-
Stock options	150,250	28,000
Total	8,346,217	28,000

Note 5 – Other Current Assets

Other current assets included the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Federal and state income tax receivable (1)	$73,069	$73,069
Prepaid expenses	409,921	316,718
Total other current assets	$482,990	$389,787

(1)	Includes $50,000 for a federal refundable payroll tax credit, called the Employee Retention Tax Credit (“ERTC”) Tax Credit, which provides a credit to businesses who kept employees, or were negatively impacted, during the COVID-19 pandemic.

Note 6 – Property and Equipment

Property and equipment at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
Office equipment	$153,912	$142,800
Less: Accumulated depreciation	(119,287)	(63,826)
Total property and equipment, net	$34,625	$78,974

Depreciation of property and equipment was $55,460 and $36,413 for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued payroll and taxes	$264,339	$148,924
Accrued expenses	45,267	50,054
Total accrued expenses	$309,606	$198,978

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the nine months ended September 30, 2024 and 2023, the Company incurred $79,493 and $66,590, respectively, of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at September 30, 2024.

Note 8 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022, to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The lease was further amended on June 26, 2024 and provides for a base monthly rent of $11,209 per month, over a three-year term of the lease commencing on July 1, 2024. The Company is occupying the space for executive and administrative offices. Rent expense for the nine months ended September 30, 2024 and 2023 was $97,890 and $96,395, respectively, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Operating lease cost:
Amortization of ROU asset	$96,825	$90,162
Interest on lease liability	1,065	6,233
Total operating lease cost	$97,890	$96,395

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$325,491	$63,199

Current portion of operating lease liability, related party	$108,939	63,199
Noncurrent operating lease liability, related party	216,552	-
Total operating lease liability	$325,491	$63,199

Weighted average remaining lease term:
Operating leases	2.75 years	0.5 years

Weighted average discount rate:
Operating lease	9.25%	5.75%

The following payments are required under leases as of September 30, 2024:

		Remaining
		Term in
	Operating Lease	Years
2025	134,505
2026	134,505
2027	100,879
Total lease payments	369,889
Less: imputed interest	(44,398)
Present value of lease liability	325,491	2.75

Note 9 – Notes Payable

In 2023, the Company entered into three insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $370,596 with interest rates ranging from 10.38% through 14.05% and monthly payments totaling $32,328 are due through July 2024. The Company made principal repayments of $184,904 and incurred interest expense of $6,265 during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the remaining balance was $0 and $184,904, respectively.

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $138,439 and incurred interest expense of $3,908 during the nine months ended September 30, 2024.As of September 30, 2024, the remaining balance was $240,221.

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 8,973,774 shares were issued and outstanding as of September 30, 2024.

During the nine months ended September 30, 2024, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,129.

On September 11, 2024, the Company completed a public offering of an aggregate of (i) 3,203,125 shares of Class A common stock of the Company, par value $0.001 per share (the “Common Stock”), (ii) eighteen-month warrants (the “Series A Warrants”) to purchase up to an aggregate of 3,203,125 shares of Common Stock at an exercise price of $0.64 per share, and (iii) five-year warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to an aggregate of 3,203,125 shares of Common Stock at an exercise price of $0.64 per share, at an offering price of $0.64 per share of Common Stock and related Warrants, for aggregate gross proceeds of $2,050,000.00. The Company issued to Rodman or its designees warrants to purchase up to an aggregate of 160,156 shares of Common Stock, at an exercise price of $0.80 per share and an expiration date of September 11, 2029. The Company received net cash proceeds of $1,619,021 after offering expenses. The Series A Warrants expire 18 months from the date of the offering, and the Series B Warrants expire on September 11, 2029.

The estimated fair value of the warrants issued in connection with the public offering was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.45% to 3.62%; 3) volatility of 127% to 138%; 4) a common stock price of $0.80, and 5) an expected term of 1.5 to 5 years. The fair value of the Class A Warrants was $1,677,768, the estimated fair value of the Class B Warrants was $2,235,055 and the estimated fair value of the underwriter warrants was $109,728. The fair value of the warrants was recognized as a cost of capital related to the public offering.

During the nine months ended September 30, 2024, the Company issued 50,000 shares pursuant to a restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $56,625 for these awards and expects to recognize an additional $10,753 through the end of the vesting period.

During the nine months ended September 30, 2024, the Company issued 1,562 shares for services to a consultant with a fair value of $2,000, recognized as stock-based compensation.

On August 13, 2024, 2023, the Company received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the market value of its Class A common stock, had closed below the minimum $35 million requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “Minimum Market Value Requirement”).

On October 18, 2024, the Company received a Notice from Nasdaq indicating that the bid price for its Class A common stock, for the last 30 consecutive business days for the last thirty consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

If the Company fails to comply with Nasdaq’s continued listing standards, the Company may be delisted and its Class A common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of the Company’s Class A common stock could depress our stock price, substantially limit liquidity of our Class A common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of the Class A common stock could result in the Class A common stock becoming a “penny stock” under the Exchange Act.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of September 30, 2024, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

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

Class A Common Stock Option Awards

During the nine months ended September 30, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.917 to $1.450, was $55,116. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $45,547 and $3,669 related to common stock options. As of September 30, 2024, a total of $171,555 of unamortized expenses are expected to be expensed over the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2023	140,750	$1.82
Options granted	42,000	1.65
Options cancelled	(32,500)	-
Balance, September 30, 2024	150,250	$1.82
Exercisable, September 30, 2024	-	$-

The options had a weighted average remaining life of 8.65 years and no intrinsic value as of September 30, 2024.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statements of operations for the three months ended September 30, 2024 and 2023.

	For the Three Months
	Ended
	September 30,	September 30,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$1,577,788	$1,023,557	$554,231
Population health	560,048	412,763	147,285
Digital health	92,250	131,356	(39,106)
Behavioral and mental health	13,250	3,668	9,582
Health education	10,000	10,000	-
Net revenues	2,253,336	1,581,344	671,992
Cost of services	1,585,038	1,026,803	558,235
Gross profit	668,298	554,541	113,757

Operating expenses:
Salaries and benefits	594,738	592,241	2,497
Professional fees	153,803	58,875	94,928
Research and development expenses	34,821	-	34,821
Selling, general and administrative expenses	288,305	234,084	54,221
Depreciation	25,541	12,357	13,184
Total operating expenses:	1,097,208	897,557	199,651

Operating loss	(428,910)	(343,016)	(85,894)

Total other income (expense)	11,375	(11,360)	22,735

Net loss	$(417,535)	$(354,376)	$(63,159)

Net Revenues

Net revenue during the three months ended September 30, 2024 was comprised of $1,577,788 of healthcare workforce revenue, $560,048 of population health revenue, $13,250 of behavioral and mental health revenue, $10,000 of health education, $92,250 of digital health services revenue and $10,000 of health education revenue, compared to net revenue during the three months ended September 30, 2023 of $1,023,557 of healthcare workforce revenue, $412,763 of population health revenue, $3,668 of behavioral and mental health revenue and $10,000 of health education revenue, an overall revenue increase of $671,992, or 42%. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues increased in 2024 due to additional services provided to state departments and other customers. The slight decline in digital health revenues was due to the slight decline in digital health revenues was due to phased transition from implementation to maintenance and operational support.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments.

We incurred $1,585,038 of cost of services for the three months ended September 30, 2024, compared to $1,026,803 for the three months ended September 30, 2023, an increase of $558,235, or 54%. Our gross profit was approximately 30% for the three months ended September 30, 2024, compared to approximately 35% for the three months ended September 30, 2023, a decrease of approximately 5%. Our cost of services increased primarily due to an increase in labor costs, and increased consulting costs associated with a slight change in service mix.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel.

We incurred $594,738 of salaries and benefits during the three months ended September 30, 2024, compared to $592,241 for the three months ended September 30, 2023, an increase of $2,497, or 0.4%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process, which was offset by management’s decision, in an effort to reduce its operating costs, by instituting a 25% payroll reduction for its executive officers effective August 1, 2024.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities.

We incurred $153,803 of professional fees for the three months ended September 30, 2024, compared to $58,875 for the three months ended September 30, 2023, an increase of $94,928, or 161%. Professional fees increased in 2024 due to increased legal and other professional costs related to the Company’s regulatory filings.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $34,821 and $0 of research and development expenses for the three months ended September 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred.

We incurred $288,305 of SG&A expenses during the three months ended September 30, 2024, compared to $234,084 for the three months ended September 30, 2023, an increase of $54,221, or 23%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $33,627 and $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $28,639 and $6,250 of investor relations, $112,248 and $33,723 of insurance, $41,699 and $65,561 of software expense, and $19,281 and $6,737 of subscription and membership fees for the three months ended September 30, 2024 and 2023, respectively.

Depreciation

We incurred $25,541 of depreciation expense for the three months ended September 30, 2024, compared to $12,357 of depreciation expense for the three months ended September 30, 2023, an increase of $13,184, or 107%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

Other expense, on a net basis, consisted of $2,266 of interest incurred on insurance finance charges, partially offset by $13,641 of interest income, for the three months ended September 30, 2024. Other expense, on a net basis, consisted of $14,180 of interest incurred on a line of credit and convertible notes, as partially offset by $2,820 of interest income, for the three months ended September 30, 2023. Other expense, on a net basis, decreased by $22,735, or 200%, primarily due to decreased debt financing compared to the prior period.

Net Loss

Our net loss for the three months ended September 30, 2024 was $417,535, compared to a net loss of $354,376 for the three months ended September 30, 2023, an increase of $63,159.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months
	Ended
	September 30,	September 30,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$4,411,683	$2,989,962	$867,490
Population health	1,241,579	606,789	487,505
Digital health	276,750	131,356	184,500
Behavioral and mental health	15,345	9,055	(3,292)
Health education	30,000	11,781	18,219
Net revenues	5,975,357	3,748,943	1,554,422
Cost of services	4,777,765	2,919,087	1,300,443
Gross profit	1,197,592	829,856	253,979

Operating expenses:
Salaries and benefits	2,178,105	1,612,605	563,003
Professional fees	489,839	424,379	(29,468)
Research and development expenses	590,263	-	555,442
Selling, general and administrative expenses	1,147,142	657,904	435,017
Depreciation	55,460	36,413	5,863
Total operating expenses:	4,460,809	2,731,301	1,529,857

Operating loss	(3,263,217)	(1,901,445)	(1,275,878)

Total other income (expense)	8,376	(41,623)	27,264

Net loss	$(3,254,841)	$(1,943,068)	$(1,248,614)

Net Revenues

Net revenue during the nine months ended September 30, 2024 was comprised of $4,411,683 of healthcare workforce revenue, $1,241,579 of population health revenue, $15,345 of behavioral and mental health revenue and $276,750 of digital health services revenue and $30,000 of health education revenue, compared to net revenue during the nine months ended September 30, 2023 of $2,989,962 of healthcare workforce revenue, $606,789 of population health revenue, $9,055 of behavioral and mental health revenue and $11,781 of health education revenue, an overall revenue increase of $2,226,414, or 59%. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues and digital health services increased in 2024 due to additional services provided to state departments and other customers.

Cost of Services

We incurred $4,777,765 of cost of services for the nine months ended September 30, 2024, compared to $2,919,087 for the nine months ended September 30, 2023, an increase of $1,858,678, or 64%. Our gross profit was approximately 20% for the nine months ended September 30, 2024, compared to approximately 22% for the nine months ended September 30, 2023, a decrease of approximately 2%. Our cost of services increased primarily due to an increase in labor costs, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

We incurred $2,178,105 of salaries and benefits during the nine months ended September 30, 2024, compared to $1,612,605 for the nine months ended September 30, 2023, an increase of $565,500, or 35%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process.

In an effort to reduce its operating costs, the Company, effective August 1, 2024, instituted a 25% payroll reduction for its executive officers.

Professional Fees

We incurred $489,839 of professional fees for the nine months ended September 30, 2024, compared to $424,379 for the nine months ended September 30, 2023, an increase of $65,460, or 15%. Professional fees increased in 2024 due increased legal and other professional costs related to the Company’s regulatory filings.

Research and Development Expenses

We incurred $590,263 and $0 of research and development expenses for the nine months ended September 30, 2024 and 2023, respectively

Selling, General and Administrative Expenses

We incurred $1,147,142 of SG&A expenses during the nine months ended September 30, 2024, compared to $657,904 for the nine months ended September 30, 2023, an increase of $489,238, or 74%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $97,890 and $96,395 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $119,322 and $22,850 of investor relations expense, $339,291 and $80,185 of insurance, $136,007 and $124,552 of software expense, and $64,208 and $36,972 of subscription and membership fees for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation

We incurred $55,460 of depreciation expense for the nine months ended September 30, 2024, compared to $36,413 of depreciation expense for the nine months ended September 30, 2023, an increase of $19,047, or 52%. Depreciation expense increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

Other expense, on a net basis, consisted of $10,072 of interest incurred on insurance finance charges, as partially offset by $18,448 of interest income, for the nine months ended September 30, 2024. Other expense, on a net basis, consisted of $44,449 of interest incurred on a line of credit and convertible notes, as partially offset by $2,826 of interest income, for the nine months ended September 30, 2023. Other expense, on a net basis, decreased by $49,999, or 120%, primarily due to decreased debt financing compared to the prior period.

Net Loss

Our net loss for the nine months ended September 30, 2024 was $3,254,841, compared to a net loss of $1,943,068 for the nine months ended September 30, 2023, an increase of $1,311,773.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Current Assets	$4,064,894	$4,781,110

Current Liabilities	$877,805	$910,072

Accumulated Deficit	$(8,319,796)	$(5,064,955)

Working Capital	$3,187,089	$3,871,038

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

Cash Flow Activities for the Nine Months Ended September 30, 2024 and 2023

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $2,717,313 and $1,002,026, respectively, which was primarily attributable to our net loss for the periods.

Net Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $11,111 and $15,251, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $2,145,808, which consisted of $2,469,150 of proceeds received from the sale of Class A common stock and warrants, and exercise of Class A common stock warrants, partially offset by $323,342 of repayments on notes payable. Cash provided by financing activities for the nine months ended September 30, 2023 was $1,031,943, which consisted of $300,000 of proceeds received from a line of credit, and $1,455,000 of proceeds received from the sale of convertible notes payable, $1,295,010 of proceeds received from advances from related party, and partially offset by $678,611 of repayments on advances from related party, $750,397 of repayments on the line of credit and payment off deferred financing costs of $589,059.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at September 30, 2024 and December 31, 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2024 the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023, except the following:

Our Class A common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our Class A common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held common stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

On August 13, 2024, 2023, we received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the market value of our Class A common stock, had closed below the minimum $35 million requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “Minimum Market Value Requirement”).

On October 18, 2024, we received a Notice from Nasdaq indicating that the bid price for our Class A common stock, for the last 30 consecutive business days for the last thirty consecutive business days, had closed below the minimum $1.00 per share and, as a result, we were not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our Class A common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our Class A common stock could depress our stock price, substantially limit liquidity of our Class A common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our Class A common stock could result in our Class A common stock becoming a “penny stock” under the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Our Executive Chairman, Sandeep Allam, is currently on a long-term medical leave. Our CEO, Deepika Vuppalanchi, has taken over Mr. Allam’s responsibilities while he is on medical leave.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form S-1 filed on August 15, 2024)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form S-1 filed on August 15, 2024)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to Form S-1 filed on August 15, 2024)

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to Form S-1 filed on August 15, 2024)

10.1	Form of Securities Purchase Agreement (incorporate by reference to Exhibit 10.22 to Form S-1 filed on August 15, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Date: October 29, 2024	By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

-14-