Form 10-K
period 2024-12-31
Syra Health Corp
filed 2025-03-11
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The number of shares of the registrant’s Class A Common Stock outstanding as of March 7, 2025 was 11,312,544.

Documents Incorporated by Reference:

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

●	Although we have generated approximately $8.0 million and $5.5 million of revenues for the years ended December 31, 2024 and 2023, respectively, our future profitability is uncertain.

●	We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	Our business strategy and future success depend on our ability to cross-sell our solutions.

●	If we are unable to successfully expand our sales force productivity, sales of our solutions and the growth of our business and financial performance could be harmed.

●	Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

●	Achieving market acceptance of new or updated solutions is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

●	Our business would be adversely affected if we cannot obtain, process or distribute data we require to provide our solutions.

●	Disruptions in service or damages to our data or systems failures could have a material adverse impact on our business, results of operations or financial condition. In addition, breaches and failures of information technology (“IT”) systems and the sensitive information we transmit, use and store expose us to potential liability and reputational harm.

●	We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

●	Failure by our customers to obtain proper permissions or provide us with accurate and appropriate information may result in claims against us or may limit or prevent our use of information, which could harm our business. Additionally, privacy concerns relating to our business could damage our reputation and deter current and potential customers from using our solutions.

●	Our independent content providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

●	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

●	We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to health care providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.
●	The protection of our intellectual property requires substantial resources and protections of our proprietary rights may not be adequate.

●	We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.

●	The dual-class structure of our common stock as contained in our Certificate of Incorporation has the effect of concentrating voting control with those stockholders who held our Class B common stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

●	Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of our Company.

PART I

ITEM 1. BUSINESS

Overview

We are a healthcare services company promoting preventative health, holistic wellness, health education, and equitable healthcare for all patient demographics. We leverage deep scientific and healthcare expertise to create strategic frameworks and develop patient-centric solutions for the betterment of patient lives and health outcome linked to developing a healthier population. We provide comprehensive end-to-end solutions in behavioral and mental health, population health, digital health, health education and healthcare workforce. Our offerings are centered on prevention, improved access, and affordable care. Our goal is to supply our solutions to payers, providers, life sciences organizations, academic institutions, and the government.

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

Syrenity is a comprehensive mental health application that is aimed at providing preventative care and interventions for behavioral and mental health and will utilize an artificial intelligence-driven user diary for engagement. Syrenity is being designed to identify and prevent the progression of negative factors that can influence individuals’ mental health, by offering targeted assignments, education, monitoring symptoms, and providing timely interventions such as cognitive behavioral therapy and mindfulness techniques. Syrenity will enable users to connect with licensed mental health professionals, will allow users to schedule virtual consultations with psychologists, psychiatrists, or mental health coaches, eliminating the need for in-person visits and will provide education resources to help users understand their mental health concerns and learn coping strategies. We launched Syrenity in the third quarter of 2024.

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

Digital Health

We use digital health to bring innovation into the healthcare practice. Our goal is to transform patient care and engagement by connecting physicians, patients, caregivers, payers, and other key stakeholders through healthcare digital platforms. We are developing digital and cloud-based platforms to help improve cost savings through the automation of health operations, which also provide clinical insights that personalize care and improve patient satisfaction. Our solutions will include digital transformation, cloud and security, artificial intelligence, patient engagement, and health applications. Within our digital health service line, we intend to offer SyraBot a chatbot designed to foster connectivity and engagement throughout individuals’ care journeys, offering members round-the-clock access to necessary information via our AI-powered customer support chat system).

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

Behavioral and Mental Health: The U.S. behavioral health market was valued at $151.7 billion in 2023 and is expected to exhibit growth at a CAGR of 3.7% from 2024 to 2032 per Precedence Research. One in five U.S. adults experience mental illness each year, and one in six U.S. youth aged 6 to 17 experience a mental health disorder each year according to a Fortune Business Insights report. Suicide is the second leading cause of death among people aged 10 to 34. Key drivers include the rising awareness of mental health issues, increased access to care, and the growing adoption of telehealth services.

Population Health: According to Precedence Research, the U.S. population health management market was valued at $25.0 billion in 2022 and is anticipated to grow at a CAGR of 19.5% from 2022 to 2030, reaching $103.7 billion by 2030. This growth is mainly driven by the increasing demand for healthcare IT services and solutions that support value-based healthcare delivery, resulting in a transition from fee-for-service to a value-based payment model. The healthcare quality management market in the U.S. was valued at $3.2 billion in 2020 and is projected to reach $6.8 billion by 2028, growing at a CAGR of 13.2% from 2021 to 2028 according to Research and Markets. Factors fueling this growth include the rise in the aging population, healthcare expenditure and medical errors, and an increase in the volume of unstructured data in healthcare.

Digital Health: The U.S. digital health market size was estimated at $81.17 billion in 2023 and is projected to grow at a CAGR of 19.5% from 2024 to 2030 according to Mercer. The digital health market includes mobile health applications, wearable devices, telemedicine, and telehealth services aimed at managing chronic diseases more effectively among patients. Additionally, advancements in telehealth technologies are driving growth within this sector as healthcare providers increasingly adopt digital solutions for patient management.

Health Education Services: The U.S. health education market was valued at $110 billion in 2023 and is projected to reach approximately $280.6 billion by 2033, growing at a compound annual growth rate (CAGR) of 11.0% according to a report from Verified Market Research. The U.S. continuing medical education market was valued at approximately $2,712.6 million in 2021 and is expected to reach approximately $3,830.5 million by 2027 according to a report from Spherical Insights. According to an Arizton Advisory & Intelligence study, the medical writing market in the U.S. is expected to cross $5,285.3 billion by 2030 at a CAGR of 10.31%, with North America holding the largest share. The medical affairs outsourcing market for the U.S. was estimated at $470.2 million in 2021 and is anticipated to reach $1,288.2 million by 2030. Key drivers include technological advancements (e-learning, AI, VR), increasing demand for healthcare professionals, and government support according to Grand View Research.

Healthcare Workforce: According to Grand View Research, the U.S. healthcare staffing market size was valued at $36.9 billion in 2022 and is expected to expand at a compound annual growth rate (CAGR) of 6.93% from 2023 to 2030. By 2030, global demand for health workers is predicted to rise significantly; however, there will be a net shortage of approximately 15 million health workers globally. Mercer projects a deficit of over 100,000 healthcare workers in the U.S. by 2028, worsening health disparities and impacting patient care.

Growth Strategies

We hope to become a leader in clinical healthcare solutions by providing customized and comprehensive end-to-end solutions for our customers in the public and private healthcare sectors and expand our operations to other metropolitan areas. As we continue our expansion, we anticipate that our professional pool and infrastructure will grow to support the breadth and depth of our services. With our rapid growth of sales and business development teams, we intend to replicate our current projects with similar customers across the country. We plan to open offices in multiple geographical locations to support our sales and business development efforts and intend to invest in partnerships with subject matter experts to further enhance our service lines and provide real-world insights. In addition to organic efforts, we may expand our footprint by acquiring companies that offer similar service lines. It is anticipated that such companies will strengthen our current service offerings and may also include new services that we may offer to our clients. Our flagship product, Syrenity, is a proprietary behavioral and mental health application designed to address the growing mental health crisis. We are strategically preparing for its launch in global markets while continually advancing its scientific foundation and AI technology to enhance user outcomes. Additionally, our government solutions service line of business positions us to work on federal government healthcare and related projects from several agencies such as the United States Department of Health and Human Services, the Centers for Disease Control and Prevention, the National Institutes of Health, the National Aeronautics and Space Administration and the United States Department of Defense.

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

Employees

As of March 7, 2025, we employed 57 full-time employees and 37 part-time employees. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

Our Corporate History

We were organized on November 20, 2020, as an Indiana corporation under the name Syra Health Corp. On March 11, 2022, we filed a Certificate of Conversion with the Delaware Secretary of State whereby we converted from an Indiana corporation to a Delaware corporation.

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

Risks Related to Our Financial Position and Need for Additional Capital

Although we have generated approximately $8.0 million and $5.5 million of revenues for the years ended December 31, 2024 and 2023, respectively, our future profitability is uncertain.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development and expansion of a business enterprise. Our net losses were $3,759,238 and $2,938,343 for the years ended December 31, 2024 and 2023, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $8,824,193 and $5,064,955, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations.

We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

Since our inception, we have not generated sufficient revenues from our operations to continue to fund the development and expansion of our business. To date, we have funded a significant portion of our operations through the sale of our equity securities. As of December 31, 2024 and 2023, we had cash of $2,395,405 and $3,280,075, respectively. We expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2024 and 2023 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

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

Litigation is costly, time-consuming and disruptive to normal business operations. The defence of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are resolved in our favor, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation.

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

We are highly dependent upon our personnel, including Deepika Vuppalanchi, our Chief Executive Officer and Chairman. The loss of Dr. Vuppalanchi’s services could impede the achievement of our business objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. Furthermore, our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management and scientific personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of key or qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse impact on our business, results of operations or financial condition.

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

For the years ended December 31, 2024 and 2023, FSSA accounted for approximately 61% and 68% of our revenues and 56% and 30% of our accounts receivable, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. It is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or both of our top customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition.

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

Our Class B common stock has 16.5 votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, there were 833,334 shares of our Class B common stock outstanding, representing 79.6% of our total voting securities outstanding. Holders of all of the issued and outstanding shares of our Class B common stock own 833,334 shares of Class B common stock representing approximately 60.5% of the voting power of our outstanding capital stock. Such Class B holders shall continue to have voting control until they hold under 50.1% of the voting power of our outstanding capital stock, or approximately 583,000 shares of Class B common stock. In addition, because of the 16.5-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock could continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval until converted by our Class B common stockholders. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A common stock.

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

Deepika Vuppalanchi, our Chief Executive Officer and Priya Prasad, our Chief Financial Officer and Chief Operating Officer, in the aggregate, beneficially own 51.0% of our Class B common stock and 30.9% of our outstanding voting securities. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1119 Keystone Way N. #201 Carmel, IN 46032 pursuant to a three-year lease which commenced on July 1, 2021 and was amended on May 1, 2022 and provides for a monthly rent of $10,711. The lease was further amended on June 26, 2024 and provides for a base monthly rent of $11,209 per month, over a three-year term of the lease, which commenced on July 1, 2024. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. In January 2025, the Company entered into a settlement agreement with the former employee for an immaterial amount and the case is dismissed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “SYRA.”

Holders

As of March 7, 2025, there were 11 and 3 stockholders of record of our Class A and Class B common stock, respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Syrenity is a comprehensive mental health application that is aimed at providing preventative care and interventions for behavioral and mental health and will utilize an artificial intelligence-driven user diary for engagement. Syrenity is being designed to identify and prevent the progression of negative factors that can influence individuals’ mental health, by offering targeted assignments, education, monitoring symptoms, and providing timely interventions such as cognitive behavioral therapy and mindfulness techniques. Syrenity will enable users to connect with licensed mental health professionals, will allow users to schedule virtual consultations with psychologists, psychiatrists, or mental health coaches, eliminating the need for in-person visits and will provide education resources to help users understand their mental health concerns and learn coping strategies. We launched Syrenity in the fourth quarter of 2024.

Digital Health

We use digital health to bring innovation into healthcare practice. Our goal is to transform patient care and engagement by connecting physicians, patients, caregivers, payers, and other key stakeholders through healthcare digital platforms. We are developing digital and cloud-based platforms to help improve cost savings through the automation of health operations, which also provide clinical insights that personalize care and improve patient satisfaction. Our solutions will include digital transformation, cloud and security, artificial intelligence, patient engagement, and health applications. Within our digital health service line, we intend to offer SyraBot a chatbot designed to foster connectivity and engagement throughout individuals’ care journeys, offering members round-the-clock access to necessary information via our AI-powered customer support chat system), CarePlus (an electronic medical records solution designed for small to mid-sized healthcare organization) and patient engagement and education services.

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

Growth Strategies

We hope to become a leader in clinical healthcare solutions by providing customized and comprehensive end-to-end solutions for our customers in the public and private healthcare sectors and expand our operations to other metropolitan areas. As we continue our expansion, we anticipate that our professional pool and infrastructure will grow to support the breadth and depth of our services. With our rapid growth of sales and business development teams, we intend to replicate our current projects with similar customers across the country. We plan to open offices in multiple geographical locations to support our sales and business development efforts and intend to invest in partnerships with subject matter experts to further enhance our service lines and provide real-world insights. In addition to organic efforts, we may expand our footprint by acquiring companies that offer similar service lines. It is anticipated that such companies will strengthen our current service offerings and may also include new services that we may offer to our clients. Our flagship product, Syrenity, is a proprietary behavioral and mental health application designed to address the growing mental health crisis. We are strategically preparing for its launch in global markets while continually advancing its scientific foundation and AI technology to enhance user outcomes. Additionally, our government solutions service line of business positions us to work on federal government healthcare and related projects from several agencies such as the United States Department of Health and Human Services, the Centers for Disease Control and Prevention, the National Institutes of Health, the National Aeronautics and Space Administration and the United States Department of Defence.

Results of Operations for the Years Ended December 31, 2024, and 2023

The following table summarizes selected items from the statements of operations for the years ended December 31, 2024, and 2023.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,	Increase /
	2024	2023	(Decrease)

Net revenues
Healthcare workforce	$5,896,433	$4,259,292	$1,637,141
Population health management	1,659,804	715,499	944,305
Digital health services	369,000	515,250	(146,250)
Behavioral and mental health	16,845	12,797	4,048
Health education	40,000	12,306	27,694
Net revenues	7,982,082	5,515,144	2,466,938
Cost of services	6,329,119	4,103,244	2,225,875
Gross profit	1,652,963	1,411,900	241,063

Operating expenses:
Salaries and benefits	2,718,743	2,292,295	426,448
Professional services	606,051	586,463	19,588
Research and development expenses	585,146	240,048	345,098
Selling, general and administrative expenses	1,445,170	1,131,922	313,248
Depreciation	62,738	48,771	13,967
Total operating expenses:	5,417,848	4,299,499	1,118,349

Operating loss	(3,764,885)	(2,887,599)	(877,286)

Total other income (expense)	5,647	(50,744)	56,391

Net loss	$(3,759,238)	$(2,938,343)	$(820,895)

Net Revenues

Net revenue increased by $2,466,938 or 45%, driven by an increase of $1,637,141 in our healthcare workforce services and a $944,305 increase in population health revenues. The increase in healthcare workforce revenue was driven by new customer acquisitions and additions to existing contracts. Population health revenues increased in 2024 due to additional services provided to state departments and other customers. The decline in digital health revenues of $146,250 was due to phased transition from implementation to maintenance and operational support services. On January 31, 2025, with the completion of the Company’s contract FSSA (NeuroDiagnostic Institute), the Company expects a decline in revenue generation for healthcare workforce. A new contract from FSSA (NeuroDiagnostic Institute) has been executed with a contract end date of June 30, 2025 with a ceiling value of approximately $1,480,000 in revenue.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $6,329,119 of cost of services for the year ended December 31, 2024, compared to $4,103,244 for the year ended December 31, 2023, an increase of $2,225,875, or 54%. Our gross profit was approximately 21% for the year ended December 31, 2024, compared to approximately 26% for the year ended December 31, 2023, a decrease of approximately 5%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $2,718,743 of salaries and benefits during the year ended December 31, 2024, compared to $2,292,295 for the year ended December 31, 2023, an increase of $426,448, or 19%. Salaries and benefits increased in 2024 as we supported our increased operations and added office personnel following our IPO process. In an effort to reduce its operating costs, the Company, effective July 1, 2024, instituted a 25% payroll reduction for its executive officers for a period of five months. Salaries and benefits included $629,643 and $535,909 of officer compensation for the years ended December 31, 2024 and 2023, respectively.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $606,051 of professional services for the year ended December 31, 2024, compared to $586,463 for the year ended December 31, 2023, an increase of $19,588, or 3%. Professional fees increased in 2024 due increased legal and other professional costs related to the Company’s regulatory filings.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $585,146 and $240,048 of research and development expenses for the years ended December 31, 2024 and 2023, respectively, related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $1,445,170 of SG&A expenses during the year ended December 31, 2024, compared to $1,131,922 for the year ended December 31, 2023, an increase of $313,248, or 28%. Our SG&A expenses increased primarily due to our increased operations in 2024. SG&A included $142,725 and $117,816 of rent incurred from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $456,327 and $154,347 of insurance for the years ended December 31, 2024, and 2023, respectively. Stock based compensation expense increased to $131,180 during the year ended December 31, 2024 compared to $32,831 in the year ended December 31, 2023.

Depreciation

We incurred $62,738 of depreciation expense for the year ended December 31, 2024, compared to $48,771 of depreciation expense for the year ended December 31, 2023, an increase of $13,967, or 29%. Depreciation increased as we expanded our office space and placed additional office equipment into service during 2023.

Other Income (Expense)

For the year ended December 31, 2024, other expense on a net basis consisted of $15,600 of interest incurred on insurance finance charges, partially offset by $21,247 of interest income. For the year ended December 31, 2023, other expense on a net basis consisted of $53,686 of interest incurred on the line of credit that we entered into in 2022, convertible promissory notes payable, and insurance finance charges, as partially offset by $2,942 of interest income.

Net Loss

Our net loss for the year ended December 31, 2024, was $3,759,238, compared to a net loss of $2,938,343 for the year ended December 31, 2023, an increase of $820,895. Net loss increased primarily due to the increase in salary costs related to expanded operations in 2023.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital at December 31, 2024, and December 31, 2023.

	December 31,	December 31,
	2024	2023
Current Assets	$3,352,795	$4,781,110

Current Liabilities	$613,549	$910,072

Accumulated Deficit	$(8,824,193)	$(5,064,955)

Working Capital	$2,739,246	$3,871,038

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

Cash Flow Activities for the Years Ended December 31, 2024, and 2023

Net Cash Used in Operating Activities

Cash used in operating activities for the years ended December 31, 2024, and 2023 was $2,932,033 and $2,759,068, respectively, which was primarily attributable to our net loss for such years.

Net Cash Used in Investing Activities

Cash used in investing activities for the years ended December 31, 2024, and 2023 was $11,111 and $15,251, respectively, which related entirely to the purchase of property and equipment in each year.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024, was $2,058,474, which consisted of $2,469,150 of proceeds from the sale of our Class A common stock, partially offset by $410,676 of repayments on notes payable. Cash provided by financing activities for the year ended December 31, 2023, was $6,051,050, which consisted of $5,332,283 of proceeds from the sale of our Class A common stock, $1,455,000 of proceeds received from convertible notes payable, $1,295,010 of advances received from related parties, and $300,000 of proceeds received from line of credit, partially offset by $1,050,551 of repayments on the line of credit, $1,095,000 of repayments on advances from related parties, and $185,692 of repayments on notes payable.

Financing Transactions

Advances from Related Party

On various dates from July 11, 2023, through August 23, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand, of which an aggregate of $1,295,010 was advanced and we repaid an aggregate $1,095,000 of such advances. The Company pays for payroll and related costs for its employees that provide services to STLogics customers. During the year ended December 31, 2023, the Company applied $200,010 of such costs to reduce the balance of the advance to $0. During the year ended December 31, 2024, the Company paid $101,411 of payroll and related costs for these employees and had a receivable from STLogics of $0 and $50,614 for additional costs incurred as of December 31, 2024 and December 31, 2023, respectively.

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

During the year ended December 31, 2024, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,129.

On January 17, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Articles of Incorporation.

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

We have the following main forms of revenue:

–	Healthcare Workforce Services
–	Behavioral and Mental Health Services
–	Digital Health Services
–	Population Health Management
–	Health Education

We primarily provide our Healthcare Workforce and Behavioral and Mental Health services to state and local government health agencies, payers, and other private health organization. Healthcare Workforce and Behavioral Mental Health Service contracts are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health Management, Health Education, and Digital Health Services contracts generally consist of a single performance obligation to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer, with revenue recognized at a point in time when the customer obtains the benefit of the services are provided and through maintenance for the life of the contract.

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

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2024, with no material impact to our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYRA HEALTH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Syra Health Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Syra Health Corp. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a cash balance of $2,395,405, working capital of $2,739,246 and an accumulated deficit of $8,824,193 since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023

The Woodlands, TX

March 11, 2025

SYRA HEALTH CORP.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$2,395,405	$3,280,075
Accounts receivable, net	680,827	1,060,634
Accounts receivable related party	-	50,614
Other current assets	276,563	389,787
Total current assets	3,352,795	4,781,110

Property and equipment, net	27,347	78,974
Right-of-use asset	299,190	63,199

Total assets	$3,679,332	$4,923,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$101,690	$462,991
Accrued expenses	230,383	198,978
Deferred revenue	16,611	-
Current portion of operating lease liability, related party	111,978	63,199
Notes payable	152,887	184,904
Total current liabilities	613,549	910,072

Non-current portion of operating lease liability, related party	187,212	-

Total liabilities	800,761	910,072

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 8,979,204 and 5,588,298 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	8,979	5,588
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 833,334 shares issued and outstanding	833	833
Additional paid-in capital	11,692,952	9,071,745
Accumulated deficit	(8,824,193)	(5,064,955)
Total stockholders’ equity	2,878,571	4,013,211

Total liabilities and stockholders’ equity	$3,679,332	$4,923,283

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	2024	2023

Net revenues	$7,982,082	$5,515,144
Cost of services	6,329,119	4,103,244
Gross profit	1,652,963	1,411,900

Operating expenses:
Salaries and benefits	2,718,743	2,292,295
Professional services	606,051	586,463
Research and development expenses	585,146	240,048
Selling, general and administrative expenses	1,445,170	1,131,922
Depreciation	62,738	48,771
Total operating expenses	5,417,848	4,299,499

Operating loss	(3,764,885)	(2,887,599)

Other income (expense):
Interest income	21,247	2,942
Interest expense	(15,600)	(53,686)
Total other income (expense)	5,647	(50,744)

Net loss	$(3,759,238)	$(2,938,343)

Weighted average common shares outstanding - basic and diluted	7,551,576	4,877,861
Net loss per common share - basic and diluted	$(0.50)	$(0.60)

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211
Class A common stock issued for services	-	-	56,992	57	-	-	71,321	-	71,378
Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129
Class A common stock issued for cash	-	-	3,203,125	3,203	-	-	1,615,818	-	1,619,021
Class A common stock options issued for services	-	-	-	-	-	-	59,803	-	59,803
Options issued for Director fees	-	-	-	-	-	-	24,267	-	24,267
Net loss	-	-	-	-	-	-	-	(3,759,238)	(3,759,238)
Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	-	$-	3,568,758	$3,569	833,334	$833	$2,832,308	$(2,126,612)	$710,098
Cancellation of Class A common stock	-	-	(41,666)	(42)	-	-	42	-	-
Class A common stock issued for debt conversion	-	-	446,206	446	-	-	1,472,014	-	1,472,460
Stock-based compensation	-	-	-	-	-	-	32,831	-	32,831
Class A common stock options issued for cash	-	-	1,615,000	1,615	-	-	4,734,550		4,736,165
Net loss	-	-	-	-	-	-	-	(2,938,343)	(2,938,343)
Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,759,238)	$(2,938,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,738	48,771
Common stock issued for services	71,378	-
Non-cash lease expense	89,500	-
Stock-based compensation	59,803	32,831
Changes in operating assets and liabilities:
Accounts receivable	379,807	(59,547)
Accounts receivable, related party	50,614	(50,614)
Other current assets	491,883	203,110
Right-of-use asset		121,089
Accounts payable	(361,301)	30,603
Accounts payable, related parties	-	(3,200)
Deferred revenue	16,611	-
Accrued expenses	55,672	(22,679)
Operating lease liability	(89,500)	(121,089)
Net cash used in operating activities	(2,932,033)	(2,759,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,111)	(15,251)
Net cash used in investing activities	(11,111)	(15,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	2,469,150	5,332,283
Proceeds received from line of credit	-	300,000
Repayments on line of credit	-	(1,050,551)
Proceeds received from advances, related party	-	1,295,010
Repayments on advances, related party	-	(1,095,000)
Repayments on notes payable	(410,676)	(185,692)
Proceeds received from convertible notes payable	-	1,455,000
Net cash provided by financing activities	2,058,474	6,051,050

NET CHANGE IN CASH AND CASH EQUIVALENTS	(884,670)	3,276,731
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,280,075	3,344
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,395,405	$3,280,075

SUPPLEMENTAL INFORMATION:
Interest paid	$15,600	$36,226
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$325,491	$-
Cancellation of Class A common stock	$-	$42
Non-cash application of invoices to STLogics loan	$-	$200,010
Class a common stock issued for debt and interest conversion	$-	$1,472,460
Options issued for accrued director fees	$24,267	$-
Prepaid asset financed with note payable	$378,659	$370,596

See accompanying notes to audited financial statements.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $1,032,827 cash in excess of FDIC insured limits at December 31, 2024. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and December 31, 2023.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,749,977 cash equivalents on hand at December 31, 2024, consistent of certificates of deposit with maturities of three months or less. There were no cash equivalents at December 31, 2023.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at December 31, 2024 and December 31, 2023.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024.

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable operating segment, Healthcare services. The reportable segment derives its revenue from a variety of services primarily to state and federal health authorities. Our CODM uses net income to evaluate and make key operating decisions. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Year Ended
	December 31, 2024	December 31, 2023
Net revenues:
Healthcare workforce	$5,896,433	$4,259,292
Population health	1,659,804	715,499
Digital health	369,000	515,250
Behavioral and mental services	16,845	12,797
Health education	40,000	12,306
Net revenues	$7,982,082	$5,515,144

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the years ended December 31, 2024 and 2023, FSSA accounted for approximately 61% and 68% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $4,567,637 and $3,734,004 of the Company’s Healthcare Workforce revenue for years ended December 31, 2024 and 2023, respectively, and the FSSA-Division of Mental Health and Addiction, representing $312,000 and $305,000 of the Company’s Population Health revenues for each of the years ended December 31, 2024 and 2023, respectively. In addition, the combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), owed 56% and one other customer represented 11%, of the Company’s accounts receivable respectively, at December 31, 2024, and FSSA represented 30% of outstanding accounts receivable as of December 31, 2023.

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

In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2024, with no material impact to our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2024, the Company had a cash balance of $2,395,405, working capital of $2,739,246 and an accumulated deficit of $8,824,193 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

The Company pays for payroll and related costs for its employees that provide services to Sahasra Technologies Corp., doing business as STLogics to service contracts of STLogics, which is an entity beneficially owned by the principal owners and management team of Syra. During the year ended December 31, 2024, the Company paid $101,411 of payroll and related costs for these employees and had a receivable from STLogics of $0 and $50,614 for additional costs incurred as of December 31, 2024 and December 31, 2023, respectively.

Office Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. A total of $131,516 and $128,527 was included in selling, general and administrative expenses for the year ended December 31, 2024 and 2023, respectively. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209 over the additional three-year term of the lease.

Information Technology (“IT”) Services

The Company incurred a total of $22,233 and $3,320 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the years ended December 31, 2024 and 2023, respectively.

Recruitment and Human Resource Services

The Company paid a total of $516,129 and $348,304 for recruitment and human resource services from NLogix, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, which have been presented within cost of sales in the statements of operations during the years ended December 31, 2024 and 2023, respectively.

Advances from Related Party

On various dates from July 11, 2023, through August 23, 2023, Sahasra Technologies Corp., doing business as STLogics, which is an entity beneficially owned by the principal owners and management team of Syra, made short term, non-interest bearing advances due upon demand, of which an aggregate of $1,295,010 was advanced and we repaid an aggregate $1,095,000 of such advances. The Company pays for payroll and related costs for its employees that provide services to STLogics customers. During the year ended December 31, 2023, the Company applied $200,010 of such costs to reduce the balance of the advance to $0. During the year ended December 31, 2024, the Company paid $101,411 of payroll and related costs for these employees and had a receivable from STLogics of $0 and $50,614 for additional costs incurred as of December 31, 2024 and December 31, 2023, respectively.

Note 4 – Basic and Diluted Earnings per Share

During the years ended December 31, 2024 and 2023, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Warrants	8,192,967	1,760,350
Stock options	223,599	140,750
Total	8,416,566	1,901,100

Note 5 – Other Current Assets

Other current assets included the following as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Federal and state income tax receivable (1)	$-	$73,069
Prepaid expenses and other current assets	276,563	316,718
Total other current assets	$276,563	$389,787

(1)	Includes $50,000 for a federal refundable payroll tax credit, called the Employee Retention Tax Credit (“ERTC”) Tax Credit, which provides a credit to businesses who kept employees, or were negatively impacted, during the COVID-19 pandemic.

Note 6 – Property and Equipment

Property and equipment at December 31, 2024 and December 31, 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
Office equipment – 5 year estimated life	$85,958	$81,340
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	677
Less: Accumulated depreciation	(126,564)	(63,826)
Total property and equipment, net	$27,347	$78,974

Depreciation of property and equipment was $62,738 and $48,771 for the years ended December 31, 2024 and 2023, respectively.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2024 and December 31, 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued payroll and taxes	$202,038	$148,924
Accrued expenses	28,345	50,054
Total accrued expenses	$230,383	$198,978

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the year ended December 31, 2024, the Company incurred $103,760 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at December 31, 2024. For the year ended December 31, 2023, the Company incurred $88,327 of investment retirement account contribution expenses pursuant to the Company’s matching contributions, including $8,778, as accrued at December 31, 2023

Note 8 – Lease

The Company leases its current corporate headquarters under a three-year lease from STVentures, a related party. The lease, as amended on May 1, 2022, to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The lease was further amended on June 26, 2024 and provides for a base monthly rent of $11,209 per month, over a three-year term of the lease commencing on July 1, 2024. The Company is occupying the space for executive and administrative offices. Rent expense for the years ended December 31, 2024 and 2023 was $131,516 and $128,527, respectively, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2024	2023
Operating lease cost:
Amortization of ROU asset	$282,876	$121,089
Interest on lease liability	16,314	7,438
Total operating lease cost	$299,190	$128,527

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$299,190	$63,199

Current portion of operating lease liability, related party	$111,978	63,199
Noncurrent operating lease liability, related party	187,212	-
Total operating lease liability	$299,190	$63,199

Weighted average remaining lease term:
Operating leases	2.50 years	0.5 years

Weighted average discount rate:
Operating lease	9.25%	5.75%

The following payments are required under leases as of December 31, 2024:

		Remaining
	Operating	Term in
	Lease	Years
2025	134,505
2026	134,505
2027	67,252
Total lease payments	336,262
Less: imputed interest	(37,072)
Present value of lease liability	299,190	2.50

Note 9 – Notes Payable

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

During the year ended December 31, 2023, the Company received proceeds of $300,000 and repaid total advances of $1,050,551. In addition, the Company paid an underwriting fee of $14,076 on February 7, 2022, which was amortized over the original life of the line of credit using the straight-line method, which approximated the effective interest method. The balance of the line of credit was $0 at December 31, 2023, and was closed during the year ended December 31, 2023.

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

Insurance Notes Payable

In 2023, the Company entered into three insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $370,596 with interest rates ranging from 10.38% through 14.05% and monthly payments totaling $32,328 are due through July 2024. The Company made principal repayments of $184,904 and incurred interest expense of $6,265 during the year ended December 31, 2024. As of December 31, 2024 and December 31, 2023, the remaining balance was $0 and $184,904, respectively.

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $225,773 and incurred interest expense of $9,436 during the year ended December 31, 2024. As of December 31, 2024, the remaining balance was $152,887.

The Company recognized interest expense for the years ended December 31, 2024 and 2023 as follows:

	December 31,	December 31,
	2024	2023

Interest on line of credit	$-	$27,054
Interest on convertible notes payable	-	17,460
Interest on notes payable	15,600	8,966
Amortization of underwriting fee on line of credit	-	-
Interest on credit card debt	-	206
Total interest expense	$15,600	$53,686

Note 10 – Commitments and Contingencies

Legal Contingencies

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is currently not a party to any material legal proceedings.

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. This case was settled on January 15, 2025 with no material impact to the Company.

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 8,979,204 shares were issued and outstanding as of December 31, 2024.

During the year ended December 31, 2024, two investors exercised 130,789 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $850,129.

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

The estimated fair value of the warrants issued in connection with the public offering was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.45% to 3.62%; 3) volatility of 127% to 138%; 4) a common stock price of $0.80, and 5) a contractual term of 1.5 to 5 years. The fair value of the Class A Warrants was $1,677,768, the estimated fair value of the Class B Warrants was $2,235,055 and the estimated fair value of the underwriter warrants was $109,728. The fair value of the warrants was recognized as a cost of capital related to the public offering.

During the year ended December 31, 2024, the Company issued 50,000 shares pursuant to a restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $67,378 and $8,122 for these awards during the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company issued 6,992 shares for services to a consultant with a fair value of $4,000, recognized as stock-based compensation.

On August 13, 2024, the Company received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s stockholder’s equity was below the minimum requirement of $2,500,0000 for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Shareholder Equity Requirement”). On November 1, 2024, the Company was notified by Nasdaq that it had regained compliance with the Minimum Shareholder Equity Requirement.

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

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2023	1,760,350	$6.39
Warrants granted	6,566,406	0.64
Warrants exercised	(130,789)	6.50
Warrants cancelled	-	-
Balance, December 31, 2024	8,195,967	$1.78
Exercisable, December 31, 2024	8,195,967	$1.78

The warrants had a weighted average remaining life of 3.15 years and no intrinsic value as of December 31, 2024.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock, and had 833,334 shares issued and outstanding as of December 31, 2024, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

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

Class A Common Stock Option Awards

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the years ended December 31, 2024 and 2023, the Company recognized expense of $59,803 and $21,041, respectively, related to common stock options. As of December 31, 2024, a total of $179,549 of unamortized expenses are expected to be expensed over the vesting period.

The Company also granted options to purchase an aggregate of 73,349 shares of the Company’s Class A common stock to directors under the 2022 Plan to settle an aggregate of $47,500 of accrued director fees. The options have an exercise price of $0.3683, a term of 10 years, with 25% of the options vesting immediately and the remaining over 12 months from the grant date. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, an estimated volatility of 124%, a risk-free interest rate of 4.32%, and a call option value of $0.33, was $24,267. The expected term was estimated using the simplified method allowed under SAB 107. The difference between the accrued expense and the value of the options was recognized in selling, general and administrative expenses.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2023	140,750	$1.82
Options granted	115,349	0.79
Options cancelled	(32,500)	-
Balance, December 31, 2024	223,599	$1.32
Exercisable, December 31, 2024	-	$-

The options had a weighted average remaining life of 8.20 years and no intrinsic value as of December 31, 2024.

Note 13 – Income Taxes

For the period from November 20, 2020 (inception) through December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, the Company had approximately $8,265,000 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
State income taxes	3%	3%
Change in valuation allowance	(24)%	(24)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net deferred tax assets before valuation allowance	$1,900,457	$1,029,723
Less: Valuation allowance	(1,900,457)	(1,029,723)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

On January 7, 2025, the Company granted options to purchase an aggregate 57,646 shares of the Company’s Class A common stock at an exercise price of $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested.

On January 17, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Articles of Incorporation.

On January 31, 2025, with the completion of the Company’s contract FSSA (NeuroDiagnostic Institute), the Company expects a decline in revenue generation for healthcare workforce. A new contract from FSSA (NeuroDiagnostic Institute) has been executed with a contract end date of June 30, 2025 with a ceiling value of $1,480,000 in revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified was due to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. As of December 31, 2024, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2025 (the “2025 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2025.”

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.2	Amendment to Amended and Restated Certificate of Incorporation dated October 6, 2022 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.3	Amendment to Amended and Restated Certificate of Incorporation dated May 30, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation dated August 28, 2023 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on From 10-K filed on March 25, 2024)
10.1	Professional Services Contract dated as of May 4, 2021 by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.2	Amendment No. 1 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.3	Amendment No. 2 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.4+	Syra Health Corp. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)

10.5+	Employment Agreement by and between the Company and Deepika Vuppalanchi dated April 15, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.6+	Amendment No. 1 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated September 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.7+	Amendment No. 2 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated March 1, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.8+	Amendment No. 3 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated October 18, 2022 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.9	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.10	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.11	Promissory Note by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.12	Professional Services Contract dated as of September 3, 2021 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.13	STVentures Lease Agreement dated July 1, 2021 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.14	Commercial Lease Addendum dated May 1, 2022 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.15	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated December 16, 2022 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.16	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated March 8, 2023 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.17+	Employment Agreement by and between the Company and Sandeep Allam dated February 29, 2022 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.18+	Amendment No. 1 to Employment Agreement by and between the Company and Sandeep Allam dated October 18, 2022 (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.19+	Employment Agreement by and between the Company and Priya Prasad dated February 29, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.20+	Amendment No. 1 to Employment Agreement by and between the Company and Priya Prasad dated May 27, 2022 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.21+	Amendment No. 2 to Employment Agreement by and between the Company and Priya Prasad dated October 18, 2022 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.22	Amendment No. 1 to Professional Services Contract dated as of April 25, 2023 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)

10.23	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.24	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.25	Promissory Note by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.26	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated August 24, 2023 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
19.1 *	Insider Trading Policy
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page to this registration statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 25, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2025.

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

Signature	Title	Date

/s/ Deepika Vuppalanchi	Chief Executive Officer (Principal Executive Officer)	March 11, 2025
Deepika Vuppalanchi

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	March 11, 2025
Priya Prasad	(Principal Financial and Accounting Officer)

/s/ Sherron Rogers	Director	March 11, 2025
Sherron Rogers

/s/ Andrew M. Dahlem	Director	March 11, 2025
Andrew M. Dahlem

/s/ Vijayapal R. Reddy	Director	March 11, 2025
Vijayapal R. Reddy

/s/ Ketan Paranjape	Director	March 11, 2025
Ketan Paranjape

/s/ Avutu S. Reddy	Director	March 11, 2025
Avutu S. Reddy

-42-