Form 10-Q
period 2025-03-31
Syra Health Corp
filed 2025-05-08
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	SYRA	OTC QB

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

The number of shares of registrant’s common stock outstanding as of May 7, 2025 was 11,339,169.

2

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,490,585	$2,395,405
Accounts receivable, net	945,856	680,827
Other current assets	210,788	276,563
Total current assets	3,647,229	3,352,795

Property and equipment, net	20,550	27,347
Right-of-use asset	54,771	299,190

Total assets	$3,722,550	$3,679,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$325,027	$101,690
Accrued expenses	211,867	230,383
Deferred revenue	599,213	16,611
Current portion of operating lease liability, related party	54,771	111,978
Notes payable	75,036	152,887
Total current liabilities	1,265,914	613,549

Non-current portion of operating lease liability, related party	-	187,212

Total liabilities	1,265,914	800,761

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 11,339,169 and 8,979,204 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11,339	8,979
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 600,000 and 833,334 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	600	833
Additional paid-in capital	11,741,155	11,692,952
Accumulated deficit	(9,296,458)	(8,824,193)
Total stockholders’ equity (deficit)	2,456,636	2,878,571

Total liabilities and stockholders’ equity (deficit)	$3,722,550	$3,679,332

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net revenues	$1,857,774	$1,752,340
Cost of services	1,268,618	1,452,561
Gross profit	589,156	299,779

Operating expenses:
Salaries and benefits	507,207	736,303
Professional services	224,026	194,580
Research and development expenses	37,173	277,548
Selling, general and administrative expenses	287,287	522,757
Depreciation	6,797	12,545
Total operating expenses	1,062,490	1,743,733

Operating loss	(473,334)	(1,443,954)

Other income (expense):
Interest income	4,298	981
Interest expense	(3,229)	(4,077)
Total other income (expense)	1,069	(3,096)

Net loss	$(472,265)	$(1,447,050)

Weighted average common shares outstanding - basic and diluted	11,587,058	6,495,213
Net loss per common share - basic and diluted	$(0.04)	$(0.22)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-

Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,582
Stock options issued to employees and consultants	-	-	-	-	-	-	16,275	-	16,275
Stock options issued for directors’ fees	-	-	-	-	-	-	16,669	-	16,669

Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)

Balance, March 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,741,155	$(9,296,458)	$2,456,636

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211

Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129

Class A common stock awarded for services	-	-	50,000	50	-	-	18,825	-	18,875

Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140

Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,954,708	$(6,512,005)	$3,449,305

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(472,265)	$(1,447,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,797	12,545
Common stock issued for services	2,586	18,875
Non-cash lease expense	-	31,373
Stock-based compensation, stock options	32,944	14,140
Changes in operating assets and liabilities:
Accounts receivable	(265,029)	314,951
Accounts receivable, related party	-	(31,510)
Other current assets	65,775	7,900
Right-of-use asset	244,419	-
Accounts payable	223,337	182,576
Deferred revenue	582,602	6,108
Accrued expenses	(18,516)	120,720
Operating lease liability	(244,419)	(31,373)
Net cash provided by/(used in) operating activities	158,231	(800,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,619)
Net cash used in investing activities	-	(5,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on exercise of warrants	14,800	850,129
Repayments on notes payable	(77,851)	(85,883)
Net cash provided by/(used in) financing activities	(63,051)	764,246

NET CHANGE IN CASH AND CASH EQUIVALENTS	95,180	(42,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,395,405	3,280,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,490,585	$3,237,957

SUPPLEMENTAL INFORMATION:
Interest paid	$3,229	$4,077
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class B common stock to Class A common stock	$2,333	$-

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2024.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $1,351,337 and $1,032,827 cash in excess of FDIC insured limits at March 31, 2025 and December 31, 2024, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2025 and December 31, 2024.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $2,097,464 and $1,749,977 cash equivalents on hand at March 31, 2025 and December 31, 2024, consistent of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at March 31, 2025 and December 31, 2024.

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

The Company has the following main forms of revenue:

–	Healthcare Workforce
–	Population Health
–	Behavioral and Mental Health Services

The Company primarily provides its services to state health and social service agencies and universities. Healthcare Workforce, Behavioral Mental Health Service contracts are primarily accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. The Company allocates the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product. As of March 31, 2025 and December 31, 2024, the Company had remaining performance obligations of $599,213 and $16,610, primarily related to the Company’s Population Health revenue, that are expected to be satisfied within the next 12 months, included in Deferred Revenue on the Company’s balance sheets.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net revenues:
Healthcare workforce	$655,217	$1,417,661
Population health	1,202,557	333,006
Behavioral and mental services	-	1,673
Net revenues	$1,857,774	$1,752,340

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the three months ended March 31, 2025 and 2024, FSSA accounted for approximately 35% and 67% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $467,909 and $1,108,230 of the Company’s Healthcare Workforce revenue for three months ended March 31, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $271,601 and $71,000 of the Company’s Population Health revenues for the three months ended March 31, 2025 and 2024, respectively. Additionally, for the three months ended March 31, 2025, Humana, Inc accounted for approximately 36% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 38% of the Company’s accounts receivable, respectively, at March 31, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. One other customer owed 32% of the Company’s accounts receivable at March 31, 2025.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2025, the Company had a cash balance of $2,490,585, working capital of $2,381,315 and an accumulated deficit of $9,296,458 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

The Company continues to pursue sources of additional capital through debt and financing transactions or arrangements, including equity financing or other means. The Company may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and may not obtain the required capital by other means. If the Company does not succeed in raising additional capital, resources may not be sufficient to fund its business. The Company’s ability to scale production and distribution capabilities and further increase the value of its brands, is largely dependent on its success in raising additional capital. From January through April of 2023, the Company raised a total of $1,455,000 of capital from the sale of convertible notes. On October 3, 2023 the Company completed its IPO and received net proceeds of $5,332,283. In October 2023, the convertible notes were converted into Class A common stock in accordance with the terms of the convertible promissory notes as a result of the IPO.

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

Note 3 – Related Party Transactions

Office Lease

The Company leases its current corporate headquarters under a fourteen month lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provides for a base monthly rent of $10,711 over the three-year term of the lease. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209 over the additional three-year term of the lease. The lease was also amended on March 3, 2025, and provides for a base monthly rent of $11,209 through August 31, 2025. A total of $33,626 and $32,132 was included in selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.

Information Technology (“IT”) Services

The Company incurred a total of $137,411 and $0 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the three months ended March 31, 2025 and 2024, respectively.

Recruitment and Human Resource Services

For the three months ended March 31, 2025, the Company paid a total of $64,226 and $41,911 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $46,014 are included in professional services, $17,460 in selling, general and administrative expenses, and $28,622 in research and development expenses in the statement of operations during the three months ended March 31, 2025.

For the three months ended March 31, 2024, the Company paid a total of $145,318 for services from NLogix IT Services Private Limited, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates Of these costs $24,826 are included in cost of services, and $120,492 in selling, general and administrative expenses, in the statement of operations during the three months ended March 31, 2024.

Note 4 – Basic and Diluted Earnings per Share

During the three months ended March 31, 2025, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Warrants	8,172,842	1,760,350
Stock options	213,599	164,750
Total	8,376,441	1,925,100

Note 5 – Other Current Assets

Other current assets included the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Prepaid expenses and other current assets	210,788	276,563
Total other current assets	$210,788	$276,563

Note 6 – Property and Equipment

Property and equipment at March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
Office equipment – 5 year estimated life	$86,958	$86,958
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(133,362)	(126,564)
Total property and equipment, net	$20,550	$27,347

Depreciation of property and equipment was $6,797 and $12,545 for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses at March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued payroll and taxes	$178,601	$202,038
Accrued expenses	33,266	28,345
Total accrued expenses	$211,867	$230,383

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the three months ended March 31, 2025, the Company incurred $20,393 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at March 31, 2025.

Note 8 – Lease

The Company leases its current corporate headquarters under a fourteen month lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month, over the three-year term of the lease. The lease was further amended on June 26, 2024 and March 3, 2025 and provides for a base monthly rent of $11,209 per month, over a fourteen month term of the lease commencing on July 1, 2024 through August 31, 2025. The Company is occupying the space for executive and administrative offices. Rent expense for the three months ended March 31, 2025 and 2024 was $33,626 and $32,132, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$54,771	$31,373
Interest on lease liability	1,273	759
Total operating lease cost	$56,044	$32,132

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$54,771	$299,190

Current portion of operating lease liability, related party	$54,771	111,978
Noncurrent operating lease liability, related party	-	187,212
Total operating lease liability	$54,771	$299,190

Weighted average remaining lease term:
Operating leases	0.50 years	2.50 years

Weighted average discount rate:
Operating lease	9.25%	9.25%

Note 9 – Notes Payable

Insurance Notes Payable

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $77,851 and incurred interest expense of $3,229 during the three months ended March 31, 2025. The Company made principal repayments of $225,773 and incurred interest expense of $9,436 during the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, the remaining balance was $75,036 and $152,887, respectively.

The Company recognized interest expense for the three months ended March 31, 2025 and 2024 as follows:

	March 31,	March 31,
	2025	2024

Interest on notes payable	3,229	4,077
Interest on credit card debt	-	-
Total interest expense	$3,229	$4,077

Note 10 – Commitments and Contingencies

Legal Contingencies

From time to time, the Company may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Company is currently not a party to any material legal proceedings.

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. In January 2025, the Company entered into a settlement agreement with the former employee for an immaterial amount and the case is dismissed.

Note 11 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 11,339,169 shares were issued and outstanding as of March 31, 2025.

During the three months ended March 31, 2025, two investors exercised 23,125 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $14,800.

On January 15, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, upon his passing, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

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

On October 18, 2024, the Company received a Notice from Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price for its Class A common stock, for the last 30 consecutive business days for the last thirty consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

On April 11, 2025, the Company voluntarily delisted its Class A common stock from the Nasdaq Capital Market.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2024	8,195,967	$1.78
Warrants granted	-	-
Warrants exercised	(23,125)	0.64
Warrants cancelled	-	-
Balance, March 31, 2025	8,172,842	$1.79
Exercisable, March 31, 2025	8,172,842	$1.79

The warrants had a weighted average remaining life of 2.91 years and no intrinsic value as of March 31, 2025.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock and had 600,000 shares issued and outstanding as of March 31, 2025, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

On January 15, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

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

Class A Common Stock Option Awards

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the three months ended March 31, 2025 and 2024, the Company recognized expense of $16,275 and $14,140 related to common stock options. As of March 31, 2025, a total of $136,714 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2025, the Company granted options to purchase an aggregate 57,646 shares of the Company’s Class A common stock at an exercise price of $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $16,669 for these awards and expects to recognize an additional $21,433 through the end of the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2024	223,599	$1.32
Options granted	57,646	0.74
Options forfeited	(10,000)	1.28
Balance, March 31, 2025	271,245	$1.04
Exercisable, March 31, 2025	-	$-

The options had a weighted average remaining life of 9.04 years and no intrinsic value as of March 31, 2025.

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

On April 11, 2025, the Company voluntarily delisted its Class A common stock from the Nasdaq Capital Market.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Syra,” refer to Syra Health Corp.

Overview

We are a healthcare services company promoting preventative health, holistic wellness, health education, and equitable healthcare for all patient demographics. We leverage deep scientific and healthcare expertise to create strategic frameworks and develop patient-centric solutions for the betterment of patient lives and health outcome linked to developing a healthier population. We are developing comprehensive end-to-end solutions in population health, behavioral and mental health, and healthcare workforce. During the current quarter, we reclassified our digital health and health education revenues into our population health division.

On October 18, 2024, we received a Notice from Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price for its Class A common stock, for the last 30 consecutive business days for the last thirty consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company was not in compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Price Requirement”) for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

On April 11, 2025, we voluntarily delisted our Class A common stock from the Nasdaq Capital Market.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes selected items from the statements of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months
	Ended
	March 31,	March 31,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$655,217	$1,417,661	$(762,444)
Population health	1,202,557	333,006	869,551
Behavioral and mental health	-	1,673	(1,673)
Net revenues	1,857,774	1,752,340	105,434
Cost of services	1,268,618	1,452,561	(183,943)
Gross profit	589,156	299,779	289,377

Operating expenses:
Salaries and benefits	507,207	736,303	(229,096)
Professional fees	224,026	194,580	29,446
Research and development expenses	37,173	277,548	(240,375)
Selling, general and administrative expenses	287,287	522,757	(235,470)
Depreciation	6,797	12,545	(5,748)
Total operating expenses:	1,062,490	1,743,733	(681,243)

Operating loss	(473,334)	(1,443,954)	970,620

Total other income (expense)	1,096	(3,096)	4,165

Net loss	$(472,265)	$(1,447,050)	$974,785

Net Revenues

Net revenue during the three months ended March 31, 2025 was comprised of $655,217 of healthcare staffing services revenue, $1,202,557 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended March 31, 2024 comprised of $1,417,661 of healthcare staffing services revenue, $333,006 of population health revenue, and $1,673 of behavioral and mental health revenue, an overall revenue increase of $105,434, or 6%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000. Population health revenues and increased in 2025 due to additional services provided to state departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $1,268,618 of cost of services for the three months ended March 31, 2025, compared to $1,452,561 for the three months ended March 31, 2024, a decrease of $183,943, or 13%. Our gross profit was approximately 32% for the three months ended March 31, 2025, compared to approximately 17% for the three months ended March 31, 2024, an increase of approximately 15%. Our cost of services decreased primarily due to a decrease in labor costs, and decreased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins. In addition, the cost of services for the three months ended March 31, 2024 above compared to as reported in the prior period reflects a $120,000 reclassification of expenses from cost of services to selling, general, and administrative (SG&A) expenses . This reclassification was made to more accurately align vendor-related costs with their functional purpose and streamlining the categorization of expenses.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $507,207 of salaries and benefits during the three months ended March 31, 2025, compared to $736,303 for the three months ended March 31, 2024, a decrease of $229,096, or 31%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $224,026 of professional fees for the three months ended March 31, 2025, compared to $194,580 for the three months ended March 31, 2024, an increase of $29,446, or 15%. Professional fees increased in 2025 due to increased legal related costs from a settlement of an employment claim in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $37,173 and $277,548 of research and development expenses for the three months ended March 31, 2025 and 2024, respectively, a decrease of $240,375, or 87%, due to a decrease in consulting expenses incurred to develop our technology-based solutions.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $287,287 of SG&A expenses during the three months ended March 31, 2025, compared to $522,757 for the three months ended March 31, 2024, a decrease of $235,470, or 45%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $33,626 and $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $15,292 and 10,783 of office and computer supplies, $85,076 and $133,148 of insurance, $568 and $15,376 of advertising, and $19,358 and $37,746 of subscription and membership fees for the three months ended March 31, 2025 and 2024, respectively.

Depreciation

We incurred $6,797 of depreciation expense for the three months ended March 31, 2025, compared to $12,545 of depreciation expense for the three months ended March 31, 2024, a decrease of $5,748, or 46%.

Other Income (Expense)

Other income, on a net basis, consisted of $3,229 of interest incurred on insurance finance charges, as partially offset by $4,298 of interest income, for the three months ended March 31, 2025. Other expense, on a net basis, consisted of $4,077 of interest incurred on insurance finance charges, as partially offset by $981 of interest income, for the three months ended March 31, 2024. Other income, on a net basis, increased by $4,165, or 135%, primarily due to increased interest income compared to the prior period.

Net Loss

Our net loss for the three months ended March 31, 2025 was $472,265, compared to a net loss of $1,447,050 for the three months ended March 31, 2024, a decrease of $974,785.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Current Assets	$3,722,550	$3,679,332

Current Liabilities	$1,265,914	$613,549

Accumulated Deficit	$(9,296,458)	$(8,824,193)

Working Capital	$2,381,315	$2,739,246

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

Cash Flow Activities for the Three Months Ended March 31, 2025 and 2024

Net Cash Used in Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 was $158,231 and cash used in operating activities for the three months ended March 31, 2024 was $800,745. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0 and $5,619, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 was $63,051, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $77,851 of repayments on notes payable. Cash provided by financing activities for the three months ended March 31, 2024 was $764,246, which consisted of $850,129 of proceeds received from the exercise of Class A common stock warrants, partially offset by $85,883 of repayments on notes payable.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at March 31, 2025 and December 31, 2024, respectively.

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

We have the following main forms of revenue:

–	Healthcare Workforce Services
–	Behavioral and Mental Health Services
–	Population Health

The Company primarily provides its services to state health and social service agencies and universities. Healthcare Workforce, Behavioral Mental Health Service contracts are primarily accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. The Company allocates the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product.

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

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the three months ended March 31, 2025 and 2024, FSSA accounted for approximately 35% and 67% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $467,909 and $1,108,230 of the Company’s Healthcare Workforce revenue for three months ended March 31, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $271,601 and $71,000 of the Company’s Population Health revenues for the three months ended March 31, 2025 and 2024, respectively. Additionally, for the three months ended March 31, 2025, Humana, Inc accounted for approximately 36% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 38% of the Company’s accounts receivable, respectively, at March 31, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. One other customer owed 32% of the Company’s accounts receivable at March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any of the risk factors disclosed in the Annual Report or our reports could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We receive the majority of our revenue from contracts with state, local and county governments, which in return receive federal funding for certain programs. The interruption of or termination or failure to fund one or more of these programs, or other actions taken by Department of Government Efficiency (“DOGE”) could have an adverse impact on our business, financial condition, results of operations and cash flows.

We receive the majority of our revenue from state, local and county governments which vary in size, duration and conditions from domestic governmental institutions, to provide local health programs and other initiatives that we help staff and implement. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes, such as those pursued by the recently created DOGE. On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations in ways that are indeterminate at this time. These initiatives and changes to procurement practices may change the way government funding is provided, if at all, which may affect whether and how we pursue opportunities to provide our products and services, which may have an adverse impact on our business, financial condition, results of operations and cash flows.

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

SYRA HEALTH CORP.

Date: May 8, 2025	By:	/s/ Deepika Vuppalanchi
Deepika Vuppalanchi
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

