Form 10-Q
period 2025-06-30
Syra Health Corp
filed 2025-08-12
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of registrant’s common stock outstanding as of August 12, 2025 was 11,339,169.

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,305,924	$2,395,405
Accounts receivable, net	886,361	680,827
Other current assets	242,444	276,563
Total current assets	3,434,729	3,352,795

Property and equipment, net	14,572	27,347
Right-of-use asset	22,161	299,190

Total assets	$3,471,462	$3,679,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$557,056	$101,690
Accrued expenses	124,753	230,383
Deferred revenue	266,611	16,611
Current portion of operating lease liability, related party	22,161	111,978
Notes payable	86,718	152,887
Total current liabilities	1,057,299	613,549

Non-current portion of operating lease liability, related party	-	187,212

Total liabilities	1,057,299	800,761

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 11,339,169 and 8,979,204 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11,339	8,979
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 600,000 and 833,334 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	600	833
Additional paid-in capital	11,762,278	11,692,952
Accumulated deficit	(9,360,054)	(8,824,193)
Total stockholders’ equity (deficit)	2,414,163	2,878,571

Total liabilities and stockholders’ equity (deficit)	$3,471,462	$3,679,332

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2025	2024	2025	2024

Net revenues	$1,946,199	$1,969,681	$3,803,973	$3,722,021
Cost of services	1,193,304	1,619,674	2,461,922	3,192,727
Gross profit	752,895	350,007	1,342,051	529,294

Operating expenses:
Salaries and benefits	326,354	847,064	833,561	1,583,367
Professional services	164,939	141,456	388,965	336,036
Research and development expenses	29,712	277,894	66,885	555,442
Selling, general and administrative expenses	289,070	456,572	576,357	858,837
Depreciation	5,978	17,374	12,775	29,919
Total operating expenses	816,053	1,740,360	1,878,543	3,363,601

Operating loss	(63,158)	(1,390,353)	(536,492)	(2,834,307)

Other income (expense):
Interest income	3,420	3,826	7,718	4,807
Interest expense	(3,858)	(3,729)	(7,087)	(7,806)
Total other income (expense)	(438)	97	631	(2,999)

Net loss	$(63,596)	$(1,390,256)	$(535,861)	$(2,837,306)

Weighted average common shares outstanding - basic and diluted	11,939,169	6,602,421	11,764,086	6,548,817
Net loss per common share - basic and diluted	$(0.01)	$(0.21)	$(0.05)	$(0.43)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-

Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,582
Stock options issued to employees and consultants	-	-	-	-	-	-	16,275	-	16,275
Stock options issued for directors’ fees	-	-	-	-	-	-	16,669	-	16,669

Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)

Balance, March 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,741,155	$(9,296,458)	$2,456,636

Stock options issued to employees and consultants	-	-	-	-	-	-	13,980	-	13,980
Stock options issued for directors’ fees	-	-	-	-	-	-	7,143	-	7,143

Net loss	-	-	-	-	-	-	-	(63,596)	(63,596)

Balance, June 30, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,762,278	$(9,360,054)	$2,414,163

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211

Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129

Class A common stock awarded for services	-	-	50,000	50	-	-	18,825	-	18,875

Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140

Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,954,708	$(6,512,005)	$3,449,305

Class A common stock awarded for services	-	-	-	-	-	-	18,875	-	18,875

Class A common stock options issued for services	-	-	-	-	-	-	14,346	-	14,346

Net loss	-	-	-	-	-	-	-	(1,390,256)	(1,390,256)

Balance, June 30, 2024	-	$-	5,769,087	$5,769	833,334	$833	$9,987,929	$(7,902,261)	$2,092,270

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,861)	$(2,837,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,775	29,919
Common stock issued for services	2,586	37,750
Non-cash lease expense	-	63,199
Stock-based compensation, stock options	54,067	28,486
Changes in operating assets and liabilities:
Accounts receivable	(205,534)	270,539
Accounts receivable, related party	-	(797)
Other current assets	157,985	148,927
Right-of-use asset	277,029	-
Accounts payable	455,366	37,123
Deferred revenue	250,000	6,108
Accrued expenses	(105,630)	(24,761)
Operating lease liability	(277,029)	(63,199)
Net cash provided by/(used in) operating activities	85,754	(2,304,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(11,111)
Net cash used in investing activities	-	(11,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on exercise of warrants	14,800	850,129
Repayments on notes payable	(190,035)	(220,729)
Net cash provided by/(used in) financing activities	(175,235)	629,400

NET CHANGE IN CASH AND CASH EQUIVALENTS	(89,481)	(1,685,723)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,395,405	3,280,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,305,924	$1,594,352

SUPPLEMENTAL INFORMATION:
Interest paid	$7,087	$7,806
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class B common stock to Class A common stock	$2,333	$-
Initial recognition of right-of-use asset and lease liability	$-	$351,193
Prepaid asset financed with note payable	$123,866	$150,159

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2024.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $1,027,188 and $1,032,827 cash in excess of FDIC insured limits at June 30, 2025 and December 31, 2024, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2025 and December 31, 2024.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,169,125 and $1,749,977 cash equivalents on hand at June 30, 2025 and December 31, 2024, consistent of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at June 30, 2025 and December 31, 2024.

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

The Company primarily provides its services to state health and social service agencies and universities. Healthcare Workforce, Behavioral Mental Health Service contracts are primarily accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. The Company allocates the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product. As of June 30, 2025 and December 31, 2024, the Company had remaining performance obligations of $266,611 and $16,611, primarily related to the Company’s Population Health revenue, that are expected to be satisfied within the next 12 months, included in Deferred Revenue on the Company’s balance sheets.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net revenues:
Healthcare workforce	$1,017,664	$2,833,895
Population health	2,786,309	866,031
Behavioral and mental services	-	22,095
Net revenues	$3,803,973	$3,722,021

	Three Months Ended
	June 30, 2025	June 30, 2024
Net revenues:
Healthcare workforce	$362,447	$1,416,234
Population health	1,583,752	533,025
Behavioral and mental services	-	20,422
Net revenues	$1,946,199	$1,969,681

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the six months ended June 30, 2025 and 2024, FSSA accounted for approximately 35% and 64% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $607,985 and $2,225,628 of the Company’s Healthcare Workforce revenue for six months ended June 30, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $915,882 and $172,000 of the Company’s Population Health revenues for the six months ended June 30, 2025 and 2024, respectively. Additionally, for the six months ended June 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 40% of the Company’s accounts receivable, respectively, at June 30, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. One other customer owed 30% of the Company’s accounts receivable at June 30, 2025.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2025, the Company had a cash balance of $2,305,924, working capital of $2,377,430 and an accumulated deficit of $9,360,054 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Office Lease

The Company leases its current corporate headquarters under a thirty-six months lease from STVentures, LLC (“STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025 and in July 2025, and provides for a base monthly rent of $11,209 through June 30, 2027. A total of $67,253 and $64,263 was included in selling, general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively.

Information Technology (“IT”) Services

The Company incurred a total of $251,340 and $0 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the six months ended June 30, 2025 and 2024, respectively.

Recruitment and Human Resource Services

For the six months ended June 30, 2025, the Company paid a total of $129,929 and $82,423 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $108,486 are included in professional services, $46,295 in selling, general and administrative expenses, and $57,571 in research and development expenses in the statement of operations during the six months ended June 30, 2025.

For the six months ended June 30, 2024, the Company paid a total of $297,313 for services from NLogix IT Services Private Limited, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates Of these costs $47,401 are included in cost of services, and $249,912 in selling, general and administrative expenses, in the statement of operations during the six months ended June 30, 2024.

Note 4 – Basic and Diluted Earnings per Share

During the three and six months ended June 30, 2025, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of June 30, 2025 and 2024 are as follows:

	June 30, 2025	June 30, 2024
Warrants	8,172,842	1,629,561
Stock options	271,245	160,750
Total	8,444,087	1,790,311

Note 5 – Other Current Assets

Other current assets included the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Prepaid expenses and other current assets	242,444	276,563
Total other current assets	$242,444	$276,563

Note 6 – Property and Equipment

Property and equipment at June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
Office equipment – 5 year estimated life	$86,958	$86,958
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(139,339)	(126,564)
Total property and equipment, net	$14,572	$27,347

Depreciation of property and equipment was $12,775 and $29,919 for the six months ended June 30, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses at June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued payroll and taxes	$88,733	$202,038
Accrued expenses	36,020	28,345
Total accrued expenses	$124,753	$230,383

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the six months ended June 30, 2025, the Company incurred $35,665 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at June 30, 2025. For the six months ended June 30, 2024, the Company incurred $52,676, of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at June 30, 2024.

Note 8 – Lease

The Company leases its current corporate headquarters under a fourteen month lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024 and March 3, 2025 and provides for a base monthly rent of $11,209 per month, over a fourteen month term of the lease commencing on July 1, 2024 through August 31, 2025. The Company is occupying the space for executive and administrative offices. Rent expense for the six months ended June 30, 2025 and 2024 was $67,253 and 64,263, which is included in selling, general and administrative expenses within the statements of operations. The lease was amended in July 2025 to extend the lease term through June 30, 2027.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$64,477	$63,199
Interest on lease liability	2,776	1,064
Total operating lease cost	$67,253	$64,263

	For the Three Months Ended
	June 30,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$32,610	$31,826
Interest on lease liability	1,017	305
Total operating lease cost	$33,627	$32,131

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$22,161	$299,190

Current portion of operating lease liability, related party	$22,161	111,978
Noncurrent operating lease liability, related party	-	187,212
Total operating lease liability	$22,161	$299,190

Weighted average remaining lease term:
Operating leases	0.50 years	2.50 years

Weighted average discount rate:
Operating lease	9.25%	9.25%

Note 9 – Notes Payable

Insurance Notes Payable

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $133,882 and incurred interest expense of $4,380 during the six months ended June 30, 2025. The Company made principal repayments of $225,773 and incurred interest expense of $9,436 during the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, the remaining balance was $19,005 and $152,887, respectively.

In 2025, the Company entered into an insurance policy financing arrangement to purchase an insurance policy. The total principal of this arrangement was $123,866 with interest rates of 10.30% and monthly payments of $9,985 due through February 2026. The Company made principal repayments of $56,153 and incurred interest expense of $1,557 during the six months ended June 30, 2025. As of June 30, 2025, the remaining balance was $67,713.

The Company recognized interest expense on notes payable of $7,087 and $7,891 for the six months ended June 30, 2025 and 2024, respectively. The Company recognized interest expense on notes payable of $3,857 and $3,814 for the three months ended June 30, 2025 and 2024, respectively.

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 11,339,169 shares were issued and outstanding as of June 30, 2025.

During the six months ended June 30, 2025, two investors exercised 23,125 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $14,800.

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

On April 11, 2025, the Company voluntarily delisted its Class A common stock from the Nasdaq Capital Market.

On June 13, 2025, the Board of Directors of Syra Health Corp. (the “Company”) approved the termination for cause of the employment agreement between Deepika Vuppalanchi, the Company’s CEO, and the Company dated April 5, 2021, as amended.

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of June 30, 2025, none of the milestones were considered probable of being met, and the Company had not recognized any stock-based compensation related to this award.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2024	8,195,967	$1.78
Warrants granted	-	-
Warrants exercised	(23,125)	0.64
Warrants cancelled	-	-
Balance, June 30, 2025	8,172,842	$1.79
Exercisable, June 30, 2025	8,172,842	$1.79

The warrants had a weighted average remaining life of 2.66 years and no intrinsic value as of June 30, 2025.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock and had 600,000 shares issued and outstanding as of June 30, 2025, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

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

Class A Common Stock Option Awards

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the six months ended June 30, 2025 and 2024, the Company recognized expense of $30,254 and $28,486 related to common stock options. As of June 30, 2025, a total of $122,734 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2025, the Company granted options to purchase an aggregate 57,646 shares of the Company’s Class A common stock at an exercise price of $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $23,814 for these awards and expects to recognize an additional $14,289 through the end of the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2024	223,599	$1.32
Options granted	57,646	0.74
Options forfeited	(10,000)	1.28
Balance, June 30, 2025	271,245	$1.04
Exercisable, June 30, 2025	-	$-

The options had a weighted average remaining life of 8.79 years and no intrinsic value as of June 30, 2025.

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and allows for a monthly cash fee of $5,000 per month, and awarded 25,000 Class A common stock options and 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. Both the options and RSU’s fully vest upon Board approval of the new strategic plan and delivery of final CEO recommendations to the Board. The stock options and RSU’s will also vest in the event of a change of control of the Company.

On July 28, 2025, Deepika Vuppalanchi resigned from the Board of Directors of Syra Health Corp. for personal reasons.

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

On April 11, 2025, we voluntarily delisted our Class A common stock from the Nasdaq Capital Market.

On June 13, 2025, the Board of Directors of Syra Health Corp. (the “Company”) approved the termination for cause of the employment agreement between Deepika Vuppalanchi, the Company’s CEO, and the Company dated April 5, 2021, as amended.

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO.

On July 28, 2025, Deepika Vuppalanchi resigned from the Board of Directors of the Company for personal reasons.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statements of operations for the three months ended June 30, 2025 and 2024.

	For the Three Months
	Ended
	June 30,	June 30,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$362,447	$1,416,234	$(1,053,787)
Population health	1,583,752	533,025	1,050,727
Behavioral and mental health	-	20,422	(20,422)
Net revenues	1,946,199	1,969,681	(23,482)
Cost of services	1,193,304	1,619,674	(426,370)
Gross profit	752,895	350,007	402,888

Operating expenses:
Salaries and benefits	326,354	847,064	(520,710)
Professional fees	164,939	141,456	23,483
Research and development expenses	29,712	277,894	(248,182)
Selling, general and administrative expenses	289,070	456,572	(167,502)
Depreciation	5,978	17,374	(11,396)
Total operating expenses:	816,053	1,740,360	(924,307)

Operating loss	(63,158)	(1,390,353)	1,327,195

Total other income (expense)	(438)	97	(535)

Net loss	$(63,596)	$(1,390,256)	$1,326,660

Net Revenues

Net revenue during the three months ended June 30, 2025 was comprised of $362,447 of healthcare staffing services revenue, $1,583,752 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended June 30, 2024 comprised of $1,416,234 of healthcare staffing services revenue, $533,025 of population health revenue, and $20,422 of behavioral and mental health revenue, an overall revenue decrease of $23,482, or 1%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased in 2025 due to additional services provided to state departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $1,193,304 of cost of services for the three months ended June 30, 2025, compared to $1,619,674 for the three months ended June 30, 2024, a decrease of $426,370, or 13%. Our gross profit was approximately 39% for the three months ended June 30, 2025, compared to approximately 18% for the three months ended June 30, 2024, an increase of approximately 21%. Our cost of services decreased primarily due to a decrease in labor costs, and decreased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $326,354 of salaries and benefits during the three months ended June 30, 2025, compared to $847,064 for the three months ended June 30, 2024, a decrease of $520,710, or 61%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $164,939 of professional fees for the three months ended June 30, 2025, compared to $141,456 for the three months ended June 30, 2024, an increase of $23,483, or 17%. Professional fees increased in 2025 due to increased legal related costs from a settlement of an employment claim in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $29,712 and $277,894 of research and development expenses for the three months ended June 30, 2025 and 2024, respectively, a decrease of $248,182, or 89%, due to a decrease in consulting expenses incurred to develop our technology-based solutions.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $289,070 of SG&A expenses during the three months ended June 30, 2025, compared to $456,572 for the three months ended June 30, 2024, a decrease of $167,502, or 37%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $33,626 and $32,132 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $46,372 and $65,185 of software expense, $119,747 and $197,836 of insurance, $6,846 and $33,739 of investor relations, and $32,805 and $26,462 of subscription and membership fees for the three months ended June 30, 2025 and 2024, respectively.

Depreciation

We incurred $5,978 of depreciation expense for the three months ended June 30, 2025, compared to $17,374 of depreciation expense for the three months ended June 30, 2024, a decrease of $11,396, or 66%.

Other Income (Expense)

Other expense, on a net basis, consisted of $3,858 of interest incurred on insurance finance charges, as partially offset by $3,420 of interest income, for the three months ended June 30, 2025. Other income, on a net basis, consisted of $3,729 of interest incurred on insurance finance charges, offset by $3,826 of interest income, for the three months ended June 30, 2024. Other income, on a net basis, decreased by $535, or 552%, primarily due to increased interest income compared to the prior period.

Net Loss

Our net loss for the three months ended June 30, 2025 was $63,596, compared to a net loss of $1,390,256 for the three months ended June 30, 2024, a decrease of $1,326,660.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statements of operations for the six months ended June 30, 2025 and 2024.

	For the Six Months
	Ended
	June 30,	June 30,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$1,017,664	$2,833,895	$(1,816,231)
Population health	2,786,309	866,031	1,920,278
Behavioral and mental health	-	22,095	(22,095)
Net revenues	3,803,973	3,722,021	81,952
Cost of services	2,461,922	3,192,727	(730,805)
Gross profit	1,342,051	529,294	812,757

Operating expenses:
Salaries and benefits	833,561	1,583,367	(749,806)
Professional fees	388,965	336,036	52,929
Research and development expenses	66,885	555,442	(488,557)
Selling, general and administrative expenses	576,357	858,837	(282,480)
Depreciation	12,775	29,919	(17,144)
Total operating expenses:	1,878,543	3,363,601	(1,485,058)

Operating loss	(536,492)	(2,834,307)	2,297,815

Total other income (expense)	631	(2,999)	3,630

Net loss	$(535,861)	$(2,837,306)	$2,301,445

Net Revenues

Net revenue during the six months ended June 30, 2025 was comprised of $1,017,664 of healthcare staffing services revenue, $2,786,309 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the six months ended June 30, 2024 comprised of $2,833,895 of healthcare staffing services revenue, $866,031 of population health revenue, and $22,095 of behavioral and mental health revenue, an overall revenue increase of $81,952, or 2%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased in 2025 due to additional services provided to state departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $2,461,922 of cost of services for the six months ended June 30, 2025, compared to $3,192,727 for the six months ended June 30, 2024, a decrease of $730,805, or 23%. Our gross profit was approximately 35% for the six months ended June 30, 2025, compared to approximately 14% for the six months ended June 30, 2024, an increase of approximately 21%. Our cost of services decreased primarily due to a decrease in labor costs, and decreased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins. In addition, the cost of services for the six months ended June 30, 2024 above compared to as reported in the prior period reflects a $120,000 reclassification of expenses from cost of services to selling, general, and administrative (SG&A) expenses. This reclassification was made to more accurately align vendor-related costs with their functional purpose and streamlining the categorization of expenses.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $833,561 of salaries and benefits during the six months ended June 30, 2025, compared to $1,583,367 for the six months ended June 30, 2024, a decrease of $749,806, or 47%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $388,965 of professional fees for the six months ended June 30, 2025, compared to $336,036 for the six months ended June 30, 2024, an increase of $52,929, or 16%. Professional fees increased in 2025 due to increased legal related costs from a settlement of an employment claim in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $66,885 and $555,442 of research and development expenses for the six months ended June 30, 2025 and 2024, respectively, a decrease of $488,557, or 88%, due to a decrease in consulting expenses incurred to develop our technology-based solutions.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $576,357 of SG&A expenses during the six months ended June 30, 2025, compared to $858,837 for the six months ended June 30, 2024, a decrease of $282,480, or 33%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $67,253 and $64,263 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $78,104 and $94,308 of software expense, $229,253 and $330,984 of insurance, $20,221 and $90,683 of investor relations, and $52,163 and $64,208 of subscription and membership fees for the six months ended June 30, 2025 and 2024, respectively.

Depreciation

We incurred $12,775 of depreciation expense for the six months ended June 30, 2025, compared to $29,919 of depreciation expense for the six months ended June 30, 2024, a decrease of $17,144, or 57%.

Other Income (Expense)

Other income, on a net basis, consisted of $7,087 of interest incurred on insurance finance charges, as partially offset by $7,718 of interest income, for the six months ended June 30, 2025. Other expense, on a net basis, consisted of $7,806 of interest incurred on insurance finance charges, offset by $4,807 of interest income, for the six months ended June 30, 2024. Other expense, on a net basis, decreased by $3,630, or 121%, primarily due to increased interest income compared to the prior period.

Net Loss

Our net loss for the six months ended June 30, 2025 was 535,861, compared to a net loss of $2,837,306 for the six months ended June 30, 2024, a decrease of $2,301,445.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Current Assets	$3,434,729	$3,352,795

Current Liabilities	$1,057,299	$613,549

Accumulated Deficit	$(9,360,054)	$(8,824,193)

Working Capital	$2,377,430	$2,739,246

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

Cash Flow Activities for the Six Months Ended June 30, 2025 and 2024

Net Cash Used in Operating Activities

Cash used provided by operating activities for the six months ended June 30, 2025 was $85,754 and cash used in operating activities for the six months ended June 30, 2024 was $2,304,012. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0 and $11,111, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $175,235, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $190,035 of repayments on notes payable. Cash provided by financing activities for the six months ended June 30, 2024 was $629,400, which consisted of $850,129 of proceeds received from the exercise of Class A common stock warrants, partially offset by $220,729 of repayments on notes payable.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at June 30, 2025 and December 31, 2024, respectively.

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

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the six months ended June 30, 2025 and 2024, FSSA accounted for approximately 35% and 64% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $607,985 and $2,225,628 of the Company’s Healthcare Workforce revenue for six months ended June 30, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $915,882 and $172,000 of the Company’s Population Health revenues for the six months ended June 30, 2025 and 2024, respectively. Additionally, for the six months ended June 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 40% of the Company’s accounts receivable, respectively, at June 30, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. One other customer owed 30% of the Company’s accounts receivable at June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYRA HEALTH CORP.

Date: August 12, 2025	By:	/s/ Priya Prasad
Priya Prasad
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

