Form 10-Q
period 2025-09-30
Syra Health Corp
filed 2025-11-12
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding as of November 11, 2025 was 11,339,169.

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,976,545	$2,395,405
Accounts receivable, net	926,255	680,827
Other current assets	307,791	276,563
Total current assets	3,210,591	3,352,795

Property and equipment, net	9,176	27,347
Right-of-use asset	43,450	299,190

Total assets	$3,263,217	$3,679,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$317,413	$101,690
Accounts payable, related parties	137,764	-
Accrued expenses	224,692	230,383
Deferred revenue	141,611	16,611
Current portion of operating lease liability, related party	43,450	111,978
Notes payable	188,899	152,887
Total current liabilities	1,053,829	613,549

Non-current portion of operating lease liability, related party	-	187,212

Total liabilities	1,053,829	800,761

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 11,339,169 and 8,979,204 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11,339	8,979
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 600,000 and 833,334 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	600	833
Additional paid-in capital	11,783,405	11,692,952
Accumulated deficit	(9,585,956)	(8,824,193)
Total stockholders’ equity	2,209,388	2,878,571

Total liabilities and stockholders’ equity	$3,263,217	$3,679,332

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2025	2024	2025	2024

Net revenues	$1,687,971	$2,253,336	$5,491,944	$5,975,357
Cost of services	1,133,430	1,585,038	3,595,352	4,657,273
Gross profit	554,541	668,298	1,896,592	1,318,084

Operating expenses:
Salaries and benefits	336,390	594,738	1,169,951	2,178,105
Professional services	191,726	153,803	580,691	489,839
Research and development expenses	816	34,821	67,701	590,263
Selling, general and administrative expenses	252,384	288,305	828,741	1,267,634
Depreciation	5,396	25,541	18,171	55,460
Total operating expenses	786,712	1,097,208	2,665,255	4,581,301

Operating loss	(232,171)	(428,910)	(768,663)	(3,263,217)

Other income (expense):
Interest income	8,174	13,641	15,892	18,448
Interest expense	(1,905)	(2,266)	(8,992)	(10,072)
Total other income (expense)	6,269	11,375	6,900	8,376

Net loss	$(225,902)	$(417,535)	$(761,763)	$(3,254,841)

Weighted average common shares outstanding - basic and diluted	11,939,169	7,264,768	11,823,089	6,789,209
Net loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.48)

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Class A		Convertible Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-

Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,586
Amortization of Stock options issued to employees and consultants	-	-	-	-	-	-	16,275	-	16,275
Amortization of Stock options issued for directors’ fees	-	-	-	-	-	-	16,669	-	16,669

Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)

Balance, March 31, 2025	-	-	11,339,169	11,339	600,000	$600	11,741,155	(9,296,458)	2,456,636

Amortization of Stock options issued to employees and consultants	-	-	-	-	-	-	13,980	-	13,980
Amortization of Stock options issued for directors’ fees	-	-	-	-	-	-	7,143	-	7,143

Net loss	-	-	-	-	-	-	-	(63,596)	(63,596)

Balance, June 30, 2025	-	-	11,339,169	11,339	600,000	600	11,762,278	(9,360,054)	2,414,163
Amortization of stock options issued to employees and consultants	-	-	-	-	-	-	13,984	-	13,984
Amortization of stock options issued for directors’ fees	-	-	-	-	-	-	7,143	-	7,143

Net loss	-	-	-	-	-	-	-	(225,902)	(225,902)

Balance, September 30, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,783,405	$(9,585,956)	$2,209,388

			Class A		Convertible Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211
Class A common stock issued for services	-	-	50,000	50	-	-	18,825	-	18,875
Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129
Class A common stock options issued for services	-	-	-	-	-	-	14,140	-	14,140
Net loss	-	-	-	-	-	-	-	(1,447,050)	(1,447,050)

Balance, March 31, 2024	-	-	5,769,087	5,769	833,334	833	9,954,708	$(6,512,005)	3,449,305
Amortization of Class A common stock issued for services							18,875		18,875
Amortization of Class A common stock options issued for services	-	-	-	-	-	-	14,346	-	14,346

Net loss	-	-	-	-	-	-	-	(1,390,256)	(1,390,256)
Balance, June 30, 2024	-	-	5,769,087	5,769	833,334	833	$9,987,929	(7,902,261)	2,092,270
Class A common stock and Warrants issued for cash	-	-	3,203,125	3,203	-	-	1,615,818	-	1,619,021
Class A common stock issued for services			1,562	2			22,872		22,874
Amortization of Class A common stock options issued for services	-	-	-	-	-	-	14,023	-	14,023

Net loss	-	-	-	-	-	-	-	(417,535)	(417,535)

Balance, September 30, 2024	-	$-	8,973,774	$8,974	833,334	$833	$11,640,642	$(8,319,796)	$3,330,653

See accompanying notes to condensed unaudited financial statements.

SYRA HEALTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(761,763)	$(3,254,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,171	55,460
Common stock issued for services	2,586	74,647
Non-cash lease expense	-	63,199
Stock-based compensation, stock options	75,194	28,486
Changes in operating assets and liabilities:
Accounts receivable	(245,428)	176,189
Accounts receivable, related party	-	50,614
Other current assets	279,890	285,456
Right-of-use asset	89,621	-
Accounts payable	215,723	(250,060)
Accounts payable, related parties	137,764	-
Deferred revenue	125,000	6,108
Accrued expenses	(5,691)	110,628
Operating lease liability	(89,621)	(63,199)
Net cash (used in) operating activities	(158,554)	(2,717,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(11,111)
Net cash used in investing activities	-	(11,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on exercise of warrants	14,800	2,469,150
Repayments on notes payable	(275,106)	(323,342)
Net cash provided by/(used in) financing activities	(260,306)	2,145,808

NET CHANGE IN CASH AND CASH EQUIVALENTS	(418,860)	(582,616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,395,405	3,280,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,976,545	$2,697,459

SUPPLEMENTAL INFORMATION:
Interest paid	$8,992	$10,072
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class B common stock to Class A common stock	$2,333	$-
Initial recognition of right-of-use asset and lease liability	$-	$325,491
Amendment of of right-of-use asset and lease liability	$166,119	-
Prepaid asset financed with note payable	$311,118	$378,659

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited financial statements as of December 31, 2024.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $827,122 and $1,032,827 cash in excess of FDIC insured limits at September 30, 2025 and December 31, 2024, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2025 and December 31, 2024.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,169,014 and $1,749,977 cash equivalents on hand at September 30, 2025 and December 31, 2024, consistent of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at September 30, 2025 and December 31, 2024.

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

The Company primarily provides its services to state health and social service agencies and universities. Healthcare Workforce, Behavioral Mental Health Service contracts are primarily accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of our medical staffing on an hourly or daily basis. Population Health contracts generally consist of multiple performance obligations that are distinct, such as to provide data analytics and reporting, training, or develop technology for implementation and maintenance with the customer. The Company allocates the transaction price across the performance obligations based on the estimated fair value of the distinct performance obligations. Depending on the performance obligation, revenue is recognized at a point in time when the customer obtains the benefit of the services are provide, or over time in the case of digital health revenue where the customer simultaneously receives and consumes benefits of the contract, such as ongoing performance of our technology product. As of September 30, 2025 and December 31, 2024, the Company had remaining performance obligations of $141,611 and $16,611, primarily related to the Company’s Population Health revenue, that are expected to be satisfied within the next three months, included in Deferred Revenue on the Company’s balance sheets.

The contracts generally stipulate bi-weekly or monthly billing, and the Company has elected the “ as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as the Company has the right to payment in an amount that corresponds directly with the value of performance completed to date. The Company may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. The Company recognizes revenue net of penalties.

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net revenues:
Healthcare workforce	$1,425,624	$4,411,683
Population health	4,066,320	1,518,329
Behavioral and mental services	-	45,095
Net revenues	$5,491,944	$5,975,357

	Three Months Ended
	September 30, 2025	September 30, 2024
Net revenues:
Healthcare workforce	$407,960	$1,577,788
Population health	1,280,011	652,298
Behavioral and mental services	-	23,250
Net revenues	$1,687,971	$2,253,336

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“ FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the nine months ended September 30, 2025 and 2024, FSSA accounted for approximately 37% and 61% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $2,049,270 and $3,398,761 of the Company’s Healthcare Workforce revenue for nine months ended September 30, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $1,211,568 and $248,000 of the Company’s Population Health revenues for the nine months ended September 30, 2025 and 2024, respectively. Additionally, for the nine months ended September 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 30% of the Company’s accounts receivable, respectively, at September 30, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. Two other customers owed 43% and 10% of the Company’s accounts receivable at September 30, 2025.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“ EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“ FASB”) ASC 740 Income Taxes (“ASC 740”), which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2025, the Company had a cash balance of $1,976,545, working capital of $2,156,762 and an accumulated deficit of $9,585,956 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Director Fees

As of September 30, 2025, the Company owed a total of $57,167 in fees payable to directors. This amount is presented within accounts payable, related parties.

Office Lease

The Company leases its current corporate headquarters under a nine months lease from STVentures, LLC (“ STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025 and in July 2025, and provides for a base monthly rent of $11,209 through June 30, 2027. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025 through May 31, 2026. A total of $89,621 and $109,098 was included in selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. An unpaid balance of $5,580 and $0 was outstanding at September 30, 2025, and December 31, 2024, respectively, as presented within accounts payable, related parties.

Information Technology (“ IT”) Services

The Company incurred a total of $326,357 and $16,233 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the nine months ended September 30, 2025 and 2024, respectively. An unpaid balance of $75,017 and $0 was outstanding at September 30, 2025, and December 31, 2024, respectively, as presented within accounts payable, related parties.

Recruitment and Human Resource Services

For the nine months ended September 30, 2025, the Company paid a total of $195,428 and $121,129 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $212,691 are included in professional services, $46,295 in selling, general and administrative expenses, and $57,571 in research and development expenses in the statement of operations during the nine months ended September 30, 2025.

For the nine months ended September 30, 2024, the Company paid a total of $421,013 for services from NLogix IT Services Private Limited, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates Of these costs $66,333 are included in cost of services, and $354,680 in selling, general and administrative expenses, in the statement of operations during the nine months ended September 30, 2024.

Note 4 – Basic and Diluted Earnings per Share

During the three and nine months ended September 30, 2025, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of September 30, 2025 and 2024 are as follows:

	September 30, 2025	September 30, 2024
Warrants	8,172,842	8,195,967
Stock options	296,245	150,250
Total	8,469,087	8,346,217

Note 5 – Other Current Assets

Other current assets included the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Prepaid expenses and other current assets	307,791	276,563
Total other current assets	$307,791	$276,563

Note 6 – Property and Equipment

Property and equipment at September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Office equipment – 5 year estimated life	$86,958	$86,958
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(144,735)	(126,564)
Total property and equipment, net	$9,176	$27,347

Depreciation of property and equipment was $18,171 and $55,460 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and taxes	$220,512	$202,038
Accrued expenses	4,180	28,345
Total accrued expenses	$224,692	$230,383

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 4% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the nine months ended September 30, 2025, the Company incurred $46,899 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at September 30, 2025. For the nine months ended September 30, 2024, the Company incurred $79,493, of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at September 30, 2024.

Note 8 – Lease

The Company leases its current corporate headquarters under a nine month lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024 and March 3, 2025 and provides for a base monthly rent of $11,209 per month, over a fourteen month term of the lease commencing on July 1, 2024 through August 31, 2025. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025 through May 31, 2026. The Company is occupying the space for executive and administrative offices. Rent expense for the nine months ended September 30, 2025 and 2024 was $89,621 and $109,098, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$86,551	$96,825
Interest on lease liability	3,070	1,065
Total operating lease cost	$89,621	$97,890

	For the Three Months Ended
	September 30,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$22,074	$33,627
Interest on lease liability	294	-
Total operating lease cost	$22,368	$33,627

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating lease:
Operating lease assets	$43,450	$299,190

Current portion of operating lease liability, related party	$43,450	111,978
Noncurrent operating lease liability, related party	-	187,212
Total operating lease liability	$43,450	$299,190

Weighted average remaining lease term:
Operating leases	0.67 years	2.50 years

Weighted average discount rate:
Operating lease	7.25%	9.25%

Note 9 – Notes Payable

Insurance Notes Payable

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $152,887 and incurred interest expense of $4,878 during the nine months ended September 30, 2025. The Company made principal repayments of $225,773 and incurred interest expense of $9,436 during the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, the remaining balance was $0 and $152,887, respectively.

In 2025, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of this arrangement was $311,118 with interest rates of 10.30% and 9.70% and monthly payments of $9,985 and 15,612 due through July 2026. The Company made principal repayments of $122,219 and incurred interest expense of $3,296 during the nine months ended September 30, 2025. As of September 30, 2025, the remaining balance was $188,899.

The Company recognized interest expense on notes payable of $8,992 and $10,072 for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized interest expense on notes payable of $1,905 and $2,265 for the three months ended September 30, 2025 and 2024, respectively.

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

Commitments

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

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 11,339,169 shares were issued and outstanding as of September 30, 2025.

During the nine months ended September 30, 2025, two investors exercised 23,125 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $14,800.

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

During the nine months ended September 30, 2024, the Company issued 50,000 shares pursuant to the restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $56,625 for these awards and expects to recognize an additional $10,753 through the end of the vesting period.

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

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of September 30, 2025, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. As of September 30, 2025, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. The Company determined a grant date had not been reached until the terms of the award are finalized at December 31, 2025.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2024	8,195,967	$1.78
Warrants granted	-	-
Warrants exercised	(23,125)	0.64
Warrants cancelled	-	-
Balance, September 30, 2025	8,172,842	$1.79
Exercisable, September 30, 2025	8,172,842	$1.79

The warrants had a weighted average remaining life of 2.41 years and no intrinsic value as of September 30, 2025.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock and had 600,000 shares issued and outstanding as of September 30, 2025, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

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

Class A Common Stock Option Awards

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the nine months ended September 30, 2025 and 2024, the Company recognized expense of $44,234 and $45,547 related to common stock options. As of September 30, 2025, a total of $108,759 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2025, the Company granted options to purchase an aggregate 57,646 shares of the Company’s Class A common stock at an exercise price of $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $30,959 for these awards and expects to recognize an additional $7,144 through the end of the vesting period.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 Class A common stock options of the Company’s Class A common stock to the consultant at an exercise price of $0.12 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 124%, a weighted average risk-free interest rate of 3.94%, and a weighted average call option value of $0.11, was $2,679. As of September 30, 2025, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. The Company determined a grant date had not been reached until the terms of the award are finalized at December 31, 2025.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2024	223,599	$1.32
Options granted	82,646	0.55
Options forfeited	(10,000)	1.28
Balance, September 30, 2025	296,245	$1.13
Exercisable, September 30, 2025	-	$-

The options had a weighted average remaining life of 8.64 years and no intrinsic value as of September 30, 2025.

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “ Risk Factors” included in this Quarterly Report on Form 10-Q, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

On August 13, 2025, the Company appointed Radhika Mereddy to its Board of Directors.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statements of operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30,	September 30,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$407,960	$1,577,788	$(1,169,828)
Population health	1,280,011	652,298	627,713
Behavioral and mental health	-	23,250	(23,250)
Net revenues	1,687,971	2,253,336	(565,365)
Cost of services	1,133,430	1,585,038	(451,608)
Gross profit	554,541	668,298	(113,757)

Operating expenses:
Salaries and benefits	336,390	594,738	(258,348)
Professional fees	191,726	153,803	37,923
Research and development expenses	816	34,821	(34,005)
Selling, general and administrative expenses	252,384	288,305	(35,921)
Depreciation	5,396	25,541	(20,145)
Total operating expenses:	786,712	1,097,208	(310,496)

Operating loss	(232,171)	(428,910)	196,739

Total other income (expense)	6,269	11,375	(5,106)

Net loss	$(225,902)	$(417,535)	$191,633

Net Revenues

Net revenue during the three months ended September 30, 2025 was comprised of $407,960 of healthcare staffing services revenue, $1,280,011 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended September 30, 2024 comprised of $1,577,788 of healthcare staffing services revenue, $652,298 of population health revenue, and $23,250 of behavioral and mental health revenue, an overall revenue decrease of $565,365, or 25%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased in 2025 due to additional services provided to state health departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $1,133,430 of cost of services for the three months ended September 30, 2025, compared to $1,585,038 for the three months ended September 30, 2024, a decrease of $451,608, or 9%. Our gross profit was approximately 33% for the three months ended September 30, 2025, compared to approximately 30% for the three months ended September 30, 2024, an increase of approximately 3%. Our cost of services decreased primarily due to a decrease in labor costs from lower workforce contracts, and decreased consulting costs associated with a change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $336,390 of salaries and benefits during the three months ended September 30, 2025, compared to $594,738 for the three months ended September 30, 2024, a decrease of $258,348, or 43%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $191,726 of professional fees for the three months ended September 30, 2025, compared to $153,803 for the three months ended September 30, 2024, an increase of $37,923, or 25%. Professional fees increased in 2025 due to increased legal related costs from a settlement of an employment claim in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $816 and $34,821 of research and development expenses for the three months ended September 30, 2025 and 2024, respectively, a decrease of $34,005, or 98%, due to a decrease in consulting expenses incurred to develop our technology-based solutions.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $252,384 of SG&A expenses during the three months ended September 30, 2025, compared to $288,305 for the three months ended September 30, 2024, a decrease of $35,921, or 12%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $22,369 and $33,626 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $26,013 and $41,699 of software expense, $115,900 and $112,248 of insurance, $4,337 and $28,639 of investor relations, and $25,071 and $19,281 of subscription and membership fees for the three months ended September 30, 2025 and 2024, respectively.

Depreciation

We incurred $5,396 of depreciation expense for the three months ended September 30, 2025, compared to $25,541 of depreciation expense for the three months ended September 30, 2024, a decrease of $20,145, or 79%.

Other Income (Expense)

Other expense, on a net basis, consisted of $1,905 of interest incurred on insurance finance charges, as partially offset by $8,174 of interest income, for the three months ended September 30, 2025. Other income, on a net basis, consisted of $2,266 of interest incurred on insurance finance charges, offset by $13,941 of interest income, for the three months ended September 30, 2024. Other income, on a net basis, decreased by $5,106, or 45%, primarily due to decreased interest income compared to the prior period.

Net Loss

Our net loss for the three months ended September 30, 2025 was $225,902, compared to a net loss of $417,535 for the three months ended September 30, 2024, a decrease of $191,633.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statements of operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended
	September 30,	September 30,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$1,425,624	$4,411,683	$(2,986,059)
Population health	4,066,320	1,518,329	2,547,991
Behavioral and mental health	-	45,345	(45,345)
Net revenues	5,491,944	5,975,357	(483,413)
Cost of services	3,595,352	4,657,273	(1,061,921)
Gross profit	1,896,592	1,318,084	578,508

Operating expenses:
Salaries and benefits	1,169,951	2,178,105	(1,008,154)
Professional fees	580,691	489,839	90,852
Research and development expenses	67,701	590,263	(522,562)
Selling, general and administrative expenses	828,741	1,267,634	(438,893)
Depreciation	18,171	55,460	(37,289)
Total operating expenses:	2,665,255	4,581,301	(1,916,046)

Operating loss	(768,663)	(3,263,217)	2,494,554

Total other income (expense)	6,900	8,376	(1,476)

Net loss	$(761,763)	$(3,254,841)	$2,493,078

Net Revenues

Net revenue during the nine months ended September 30, 2025 was comprised of $1,425,624 of healthcare staffing services revenue, $4,066,320 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the nine months ended September 30, 2024 comprised of $4,411,683 of healthcare staffing services revenue, $1,518,329 of population health revenue, and $45,345 of behavioral and mental health revenue, an overall revenue decrease of $483,413, or 8%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased in 2025 due to additional services provided to state departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they worked on contract assignments. We incurred $3,595,352 of cost of services for the nine months ended September 30, 2025, compared to $4,657,273 for the nine months ended September 30, 2024, a decrease of $1,061,921, or 23%. Our gross profit was approximately 35% for the nine months ended September 30, 2025, compared to approximately 22% for the nine months ended September 30, 2024, an increase of approximately 13%. Our cost of services decreased primarily due to a decrease in labor costs, and decreased consulting costs associated with a change in service mix from healthcare workforce services to project-based population health and digital health services that carry better margins. In addition, the cost of services for the nine months ended September 30, 2024 above compared to as reported in the prior period reflects a $120,000 reclassification of expenses from cost of services to selling, general, and administrative (SG&A) expenses. This reclassification was made to more accurately align vendor-related costs with their functional purpose and streamlining the categorization of expenses.

Operating Expenses

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $1,169,951 of salaries and benefits during the nine months ended September 30, 2025, compared to $2,178,105 for the nine months ended September 30, 2024, a decrease of $1,008,154, or 46%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Fees

Professional fees primarily consisted of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $580,691 of professional fees for the nine months ended September 30, 2025, compared to $489,839 for the nine months ended September 30, 2024, an increase of $90,852, or 19%. Professional fees increased in 2025 due to increased legal related costs from a settlement of an employment claim in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $67,701 and $590,263 of research and development expenses for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $522,562, or 89%, due to a decrease in consulting expenses incurred to develop our technology-based solutions.

Selling, General and Administrative Expenses

SG&A primarily consisted of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $828,741 of SG&A expenses during the nine months ended September 30, 2025, compared to $1,267,634 for the nine months ended September 30, 2024, a decrease of $438,893, or 35%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $89,621 and $97,890 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $104,117 and $136,007 of software expense, $345,152 and $443,233 of insurance, $24,558 and $119,322 of investor relations, and $77,234 and $83,489 of subscription and membership fees for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation

We incurred $18,171 of depreciation expense for the nine months ended September 30, 2025, compared to $55,460 of depreciation expense for the nine months ended September 30, 2024, a decrease of $37,289, or 67%.

Other Income (Expense)

Other income, on a net basis, consisted of $8,992 of interest incurred on insurance finance charges, offset by $15,892 of interest income, for the nine months ended September 30, 2025. Other expense, on a net basis, consisted of $10,072 of interest incurred on insurance finance charges, offset by $18,448 of interest income, for the nine months ended September 30, 2024. Other expense, on a net basis, decreased by $1,476, or 18%, primarily due to decreased interest income compared to the prior period.

Net Loss

Our net loss for the nine months ended September 30, 2025 was $761,763, compared to a net loss of $3,254,841 for the nine months ended September 30, 2024, a decrease of $2,493,078.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital (deficit) at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

Current Assets	$3,210,591	$3,352,795

Current Liabilities	$1,053,829	$613,549

Accumulated Deficit	$(9,585,956)	$(8,824,193)

Working Capital	$2,156,762	$2,739,246

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

Cash Flow Activities for the Nine Months Ended September 30, 2025 and 2024

Net Cash Used in Operating Activities

Cash used provided by operating activities for the nine months ended September 30, 2025 was $158,554 and cash used in operating activities for the nine months ended September 30, 2024 was $2,717,313. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $0 and $11,111, respectively, which related entirely to the purchase of property and equipment during both periods.

Net Cash Provided by Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $260,306, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $275,106 of repayments on notes payable. Cash provided by financing activities for the nine months ended September 30, 2024 was $2,145,808, which consisted of $2,469,150 of proceeds received from the exercise of Class A common stock warrants, partially offset by $323,342 of repayments on notes payable.

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

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. We had an allowance of $5,520 at September 30, 2025 and December 31, 2024, respectively.

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

The contracts generally stipulate bi-weekly or monthly billing, and we have elected the “ as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. We may also be subject to penalties for violations of certain ethical standards and non-performance measures within these state contracts. We recognize revenue net of penalties.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the nine months ended September 30, 2025 and 2024, FSSA accounted for approximately 59% and 61% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $837,703 and $3,398,761 of the Company’s Healthcare Workforce revenue for nine months ended September 30, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $1,211,568 and $248,000 of the Company’s Population Health revenues for the nine months ended September 30, 2025 and 2024, respectively. Additionally, for the nine months ended September 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 30% of the Company’s accounts receivable, respectively, at September 30, 2025, and FSSA represented 11% of outstanding accounts receivable as of December 31, 2024. Two other customers owed 43% and 10% of the Company’s accounts receivable at September 30, 2025.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “ emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “ emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “ emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “ disclosure controls and procedures” as of September 30, 2025 the end of the period covered by this Quarterly Report on Form 10-Q. The term “ disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYRA HEALTH CORP.

Date: November 12, 2025	By:	/s/ Priya Prasad
Priya Prasad
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Priya Prasad
Priya Prasad
Chief Financial Officer
(Principal Financial and Accounting Officer)

