Form 10-K
period 2025-12-31
Syra Health Corp
filed 2026-03-12
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______.

Commission File Number 001-41822

SYRA HEALTH CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4027995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1119 Keystone Way N. #201

Carmel, IN 46032

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (463) 345-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SYRA	OTC QB

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $979,537 as of June 30, 2025.

The number of shares of the registrant’s Class A Common Stock outstanding as of March 12, 2026 was 11,339,169.

Documents Incorporated by Reference:

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

●	Although we have generated approximately $7.2 million and $8.0 million of revenues for the years ended December 31, 2025 and 2024, respectively, our future profitability is uncertain.

●	We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	Our business strategy and future success depend on our ability to cross-sell our solutions.

●	If we are unable to successfully expand our sales force productivity, sales of our solutions and the growth of our business and financial performance could be harmed.

●	Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

●	Achieving market acceptance of new or updated solutions is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

●	Our business would be adversely affected if we cannot obtain, process or distribute data we require to provide our solutions.

●	Disruptions in service or damages to our data or systems failures could have a material adverse impact on our business, results of operations or financial condition. In addition, breaches and failures of information technology (“IT”) systems and the sensitive information we transmit, use and store expose us to potential liability and reputational harm.

●	We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

●	Failure by our customers to obtain proper permissions or provide us with accurate and appropriate information may result in claims against us or may limit or prevent our use of information, which could harm our business. Additionally, privacy concerns relating to our business could damage our reputation and deter current and potential customers from using our solutions.

●	Our independent content providers may fail to perform adequately or comply with laws, regulations or contractual covenants.

●	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

●	We may be liable for the misdiagnoses, mistreatment, injury or other harm to patients resulting from the use of data that we provide to health care providers, and any resulting claims could negatively impact our operating results and result in a decline in our stock price.
●	The protection of our intellectual property requires substantial resources and protections of our proprietary rights may not be adequate.

●	We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

●	We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.

●	The dual-class structure of our common stock as contained in our Certificate of Incorporation has the effect of concentrating voting control with those stockholders who held our Class B common stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may adversely affect the trading price of our Class A common stock.

●	Our principal stockholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of our Company.

PART I

ITEM 1. BUSINESS

Overview

Syra Health is an integrated healthcare solutions company serving government and commercial healthcare organizations with prevention-focused, accessible, and affordable solutions that improve health outcomes. We deliver end-to-end capabilities across population health, behavioral and mental health, digital health, health education and training, and healthcare workforce development and staffing.

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

Population Health

We define population health services as the process of assessing and analyzing healthcare and its delivery to create improvement for a population of individuals. We are developing end-to-end solutions and strategies to improve quality of care, access to care, health outcomes, and healthcare policies. We believe that our solutions will assist individuals in reaching their full health potential through preventative care, care coordination and patient engagement. Our team of service providers includes health economists, public health experts, subject matter experts, data scientists, and biostatisticians who apply advanced health analytics to real-world data to provide meaningful insights to improve quality of clinical care and understand patterns and trends around diagnosis, treatment, and continued care. We believe our team helps stratify health risks based on social determinants of health, predict utilization of resources and health care costs, identify patient-level interventions, and recommend population-level strategies. Within our population health service line we offer the following solutions: data analytics, epidemiology services, digital health, and health education and training.

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

Growth Strategies

We hope to become a leader in healthcare solutions by providing customized and comprehensive end-to-end solutions for our customers in the public and private healthcare sectors and expand our operations to other metropolitan and rural areas. As we continue our expansion, we anticipate that our professional pool and infrastructure will grow to support the breadth and depth of our services. With our rapid growth of sales and business development teams, we intend to replicate our current projects with similar customers across the country. We plan to open offices in multiple geographical locations to support our sales and business development efforts and intend to invest in partnerships with subject matter experts to further enhance our service lines and provide real-world insights. In addition to organic efforts, we may expand our footprint by acquiring companies that offer similar service lines. It is anticipated that such companies will strengthen our current service offerings and may also include new services that we may offer to our clients. Our flagship product, Syrenity, is a proprietary behavioral and mental health application designed to address the growing mental health crisis. We are strategically preparing for its launch in global markets while continually advancing its scientific foundation and AI technology to enhance user outcomes. Additionally, our government solutions service line of business positions us to work on federal government healthcare and related projects from several agencies such as the United States Department of Health and Human Services, the Centers for Disease Control and Prevention, the National Institutes of Health, the National Aeronautics and Space Administration and the United States Department of Defense.

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

Employees

As of March 4, 2026, we employed 38 full-time employees and 51 part-time employees. We are not a party to any collective bargaining agreements, and we believe that we maintain good relations with our employees.

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

Risks Related to Our Financial Position and Need for Additional Capital

Although we have generated approximately $7.2 million and $8.0 million of revenues for the years ended December 31, 2025 and 2024, respectively, our future profitability is uncertain.

Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development and expansion of a business enterprise. Our net losses were $896,333 and $3,759,238 for the years ended December 31, 2025 and 2024, respectively, and our accumulated deficit as of December 31, 2025 and December 31, 2024 was $9,720,526 and $8,824,193, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations.

We will require substantial additional funding and if we are unable to raise capital on favorable terms when needed, we could be forced to curtail, delay or discontinue our business.

Since our inception, we have not generated sufficient revenues from our operations to continue to fund the development and expansion of our business. To date, we have funded a significant portion of our operations through the sale of our equity securities. As of December 31, 2025 and 2024, we had cash of $1,614,733 and $2,395,405, respectively. We expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other third-party funding or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or based upon specific strategic considerations.

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

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2025 and 2024 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2025 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

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

We are highly dependent upon our personnel, including Gregory A. Alexander, our Chief Executive Officer. The loss of Gregory Alexander’s services could impede the achievement of our business objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. Furthermore, our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management and scientific personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of key or qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse impact on our business, results of operations or financial condition.

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

For the years ended December 31, 2025 and 2024, FSSA accounted for approximately 35% and 61% of our revenues and 8% and 56% of our accounts receivable, respectively, as due from the combined divisions (NeuroDiagnostic Institute and Division of Mental Health and Addiction) of the FSSA. Additionally, for the year ended December 31, 2025, Humana, Inc accounted for approximately 37% and 74% of the Company’s revenue and accounts receivable, respectively. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owned 11% of the Company’s accounts receivable at December 31, 2025. It is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or both of our top customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Class A Common Stock

Our common stock is a “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock is considered to be a “penny stock.” The Commission has adopted Rule 15g-9 under the Exchange Act, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share and, currently we do not qualify for an exception. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Our common stock is currently traded on the OTC QB Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC QB Markets. The OTC QB Markets is significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC QB Markets. OTC QB Markets is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Since our common stock is currently quoted on the OTC QB Markets our stockholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws and the sale of common stock in this offering is subject to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. Since our common stock is currently quoted on the OTC QB Markets, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

Our Class B common stock has 16.5 votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, there were 600,000 shares of our Class B common stock and 11,339,169 shares of our Class A common stock issued and outstanding. As of December 31, 2025, there were 600,000 shares of our Class B common stock outstanding, representing 46.6% of our total voting securities outstanding. Holders of all of the issued and outstanding shares of our Class B common stock own 600,000 shares of Class B common stock representing approximately 46.6% of the voting power of our outstanding capital stock. Such Class B holders shall continue to have voting control until they hold under 50.1% of the voting power of our outstanding capital stock, or approximately 583,000 shares of Class B common stock. Accordingly, as of December 31, 2025, the holders of our Class B common stock do not hold a majority of the combined voting power of our outstanding capital stock. Although the Class B common stock carries enhanced voting rights relative to the Class A common stock, the relative voting power of each class depends on the number of shares of each class outstanding at any given time.

Because of the 16.5-to-1 voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock may continue to exert significant influence over matters submitted to our stockholders for approval, depending on the level of stockholder participation and the distribution of shares among holders of our Class A common stock. However, such holders no longer have the unilateral ability to control a majority of the combined voting power of our common stock solely by virtue of their ownership of Class B common stock.

The concentration of voting power in holders of our Class B common stock, even at less than a majority of the total voting power, may continue to influence corporate matters, including the election of directors, amendments of our organizational documents, and the approval of mergers, consolidations, sales of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval. In addition, this concentration of voting power may discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as a stockholder. As a result, this concentration of voting power may adversely affect the market price of our Class A common stock.

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

Deepika Vuppalanchi, our former Chief Executive Officer and Priya Prasad, Chief Financial Officer and Chief Operating Officer, in the aggregate, beneficially own 71.03% of our Class B common stock and 30.9% of our outstanding voting securities. These stockholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTC QB Market under the symbol “SYRA.”

Holders

As of March 4, 2026, there were 24 and 3 stockholders of record of our Class A and Class B common stock, respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are an integrated healthcare solutions company serving government and commercial healthcare organizations with prevention-focused, accessible, and affordable solutions that improve health outcomes. We deliver end-to-end capabilities across population health, behavioral and mental health, digital health, health education and training, and healthcare workforce development and staffing.

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

Results of Operations for the Years Ended December 31, 2025, and 2024

The following table summarizes selected items from the statements of operations for the years ended December 31, 2025, and 2024.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,	Increase /
	2025	2024	(Decrease)

Net revenues
Healthcare workforce	$1,902,700	$5,896,433	$(3,993,733)
Population health management	5,323,273	2,068,804	3,254,469
Behavioral and mental health	-	16,845	(16,845)
Net revenues	7,225,973	7,982,082	(756,109)
Cost of services	4,738,211	6,329,119	(1,590,908)
Gross profit	2,487,762	1,652,963	834,799

Operating expenses:
Salaries and benefits	1,500,688	2,718,743	(1,218,055)
Professional services	737,714	606,051	131,663
Research and development expenses	67,840	585,146	(517,306)
Selling, general and administrative expenses	1,065,376	1,445,170	(379,794)
Depreciation	20,468	62,738	(42,270)
Total operating expenses:	3,392,086	5,417,848	(2,025,762)

Operating loss	(904,324)	(3,764,885)	2,860,561

Total other income (expense)	7,991	5,647	2,344

Net loss	$(896,333)	$(3,759,238)	$2,862,905

Net Revenues

Net revenue during the year ended December 31, 2025 was comprised of $1,902,700 of healthcare staffing services revenue, $5,323,273 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the year ended December 31, 2024 which comprised of $5,896,433 of healthcare staffing services revenue, $1,659,804 of population health revenue, $369,000 of digital health service revenue, $16,845 of behavioral and mental health revenue and $40,000 of health education revenue, with an overall revenue decrease of $756,109, or 9%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased in 2025 due to additional services provided to state health departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $4,738,211 of cost of services for the year ended December 31, 2025, compared to $6,329,119 for the year ended December 31, 2024, a decrease of $1,590,908, or 25%. Our gross profit was approximately 34% for the year ended December 31, 2025, compared to approximately 21% for the year ended December 31, 2024, an increase of approximately 14%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $1,500,688 of salaries and benefits during the year ended December 31, 2025, compared to $2,718,743 for the year ended December 31, 2024, a decrease of $1,218,055, or 45%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $737,714 of professional services for the year ended December 31, 2025, compared to $606,051 for the year ended December 31, 2024, an increase of $131,633, or 22%. Professional fees increased in 2025 due to increased recruiting consulting services related costs in the current period, and increased accounting and audit fees.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $67,840 and $585,146 of research and development expenses for the years ended December 31, 2025 and 2024, respectively, related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $1,065,376 of SG&A expenses during the year ended December 31, 2025, compared to $1,445,170 for the year ended December 31, 2024, a decrease of $379,794, or 26%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead in 2025. SG&A included $111,990 and $142,725 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $129,185 and $173,713 of software expense, $362,016 and $456,327 of insurance, $24,558 and $135,149 of investor relations, and $107,925 and $102,645 of subscription and membership fees for the year ended December 31, 2025 and 2024, respectively.

Depreciation

We incurred $20,468 of depreciation expense for the year ended December 31, 2025, compared to $62,738 of depreciation expense for the year ended December 31, 2024, a decrease of $42,270, or 67%.

Other Income (Expense)

For the year ended December 31, 2025, other expense on a net basis consisted of $13,270 of interest incurred on insurance finance charges, partially offset by $21,261 of interest income. For the year ended December 31, 2024, other expense on a net basis consisted of $15,600 of interest incurred on insurance finance charges, partially offset by $21,247 of interest income. Other expense, on a net basis, decreased by $2,344, or 42%, primarily due to decreased interest income compared to the prior period.

Net Loss

Our net loss for the year ended December 31, 2025, was $896,333, compared to a net loss of $3,759,238 for the year ended December 31, 2024, a decrease of $2,862,905.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital at December 31, 2025, and December 31, 2024.

	December 31,	December 31,
	2025	2024
Current Assets	$2,738,530	$3,352,795

Current Liabilities	$674,739	$613,549

Accumulated Deficit	$(9,720,526)	$(8,824,193)

Working Capital	$2,063,791	$2,739,246

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

Cash Flow Activities for the Years Ended December 31, 2025, and 2024

Net Cash Used in Operating Activities

Cash used in operating activities for the years ended December 31, 2025, and 2024 was $447,746 and $2,932,033, respectively, which was primarily attributable to our net loss for each year. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash used in investing activities for the years ended December 31, 2025, and 2024 was $107 and $11,111, respectively, which related entirely to the purchase of property and equipment in each year.

Net Cash Used in/Provided by Financing Activities

Cash used in financing activities for the year ended December 31, 2025, was $332,819, which consisted of $14,800 of proceeds from the sale of our Class A common stock, offset by $347,619 of repayments on notes payable. Cash provided by financing activities for the year ended December 31, 2024, was $2,058,474, which consisted of $2,469,150 of proceeds from the sale of our Class A common stock, partially offset by $410,676 of repayments on the notes payable.

Financing Transactions

Common Stock Sales

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

During the year ended December 31, 2025, 23,125 warrants were exercised to purchase Class A Common Stock, pursuant to which the Company received cash proceeds of $14,800

On January 17, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Articles of Incorporation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYRA HEALTH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Syra Health Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Syra Health Corp. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a cash balance of $1,614,733, working capital of $2,063,791 and an accumulated deficit of $9,720,526 since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023

The Woodlands, TX

March 12, 2026

 SYRA HEALTH CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$1,614,733	$2,395,405
Accounts receivable, net	918,374	680,827
Other current assets	205,423	276,563
Total current assets	2,738,530	3,352,795

Property and equipment, net	6,986	27,347
Right-of-use asset	27,401	299,190

Total assets	$2,772,917	$3,679,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$247,520	$101,690
Accounts payable, related party	72,000	-
Accrued expenses	194,821	230,383
Deferred revenue	16,611	16,611
Current portion of operating lease liability, related party	27,401	111,978
Notes payable	116,386	152,887
Total current liabilities	674,739	613,549

Non-current portion of operating lease liability, related party	-	187,212

Total liabilities	674,739	800,761

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 11,339,169 and 8,979,204 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	11,339	8,979
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 600,000 and 833,334 shares issued and outstanding at December 31, 2025 and 2024 respectively	600	833
Additional paid-in capital	11,806,765	11,692,952
Accumulated deficit	(9,720,526)	(8,824,193)
Total stockholders’ equity	2,098,178	2,878,571

Total liabilities and stockholders’ equity	$2,772,917	$3,679,332

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	2025	2024

Net revenues	$7,225,973	$7,982,082
Cost of services	4,738,211	6,329,119
Gross profit	2,487,762	1,652,963

Operating expenses:
Salaries and benefits	1,500,688	2,718,743
Professional services	737,714	606,051
Research and development expenses	67,840	585,146
Selling, general and administrative expenses	1,065,376	1,445,170
Depreciation	20,468	62,738
Total operating expenses	3,392,086	5,417,848

Operating loss	(904,324)	(3,764,885)

Other income (expense):
Interest income	21,261	21,247
Interest expense	(13,270)	(15,600)
Total other income (expense)	7,991	5,647

Net loss	$(896,333)	$(3,759,238)

Weighted average common shares outstanding - basic and diluted	11,852,347	7,551,576
Net loss per common share - basic and diluted	$(0.08)	$(0.50)

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	-	$-	5,588,298	$5,588	833,334	$833	$9,071,745	$(5,064,955)	$4,013,211
Class A common stock issued for services	-	-	56,992	57	-	-	71,321	-	71,378
Warrants exercised for cash	-	-	130,789	131	-	-	849,998	-	850,129
Class A common stock and warrants issued for cash	-	-	3,203,125	3,203	-	-	1,615,818	-	1,619,021
Amortization of options - Employees & Consultants	-	-	-	-	-	-	59,803	-	59,803
Options issued for Director fees	-	-	-	-	-	-	24,267	-	24,267
Net loss	-	-	-	-	-	-	-	(3,759,238)	(3,759,238)

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Balance
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-
Class A common stock awarded for services	-	-	3,500	4	-	-	2,582	-	2,586
Amortization of options - Employees & Consultants	-	-	-	-	-	-	60,056	-	60,056
Amortization of Class A common stock options issued for services							38,498	-	38,498
Net loss	-	-	-	-	-	-	-	(896,333)	(896,333)
Balance, December 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,806,765	$(9,720,526)	$2,098,178

See accompanying notes to audited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(896,333)	$(3,759,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,468	62,738
Common stock issued for services	2,586	71,378
Non-cash lease expense	-	89,500
Stock-based compensation	98,554	59,803
Changes in operating assets and liabilities:
Accounts receivable	(237,547)	379,807
Accounts receivable, related party	-	50,614
Other current assets	382,258	491,883
Right-of-use asset	105,670	-
Accounts payable	145,830	(361,301)
Accounts payable, related party	72,000	-
Deferred revenue	-	16,611
Accrued expenses	(35,562)	55,672
Operating lease liability	(105,670)	(89,500)
Net cash used in operating activities	(447,746)	(2,932,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(107)	(11,111)
Net cash used in investing activities	(107)	(11,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	14,800	2,469,150
Repayments on notes payable	(347,619)	(410,676)
Net cash (used in) provided by financing activities	(332,819)	2,058,474

NET CHANGE IN CASH AND CASH EQUIVALENTS	(780,672)	(884,670)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,395,405	3,280,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,614,733	$2,395,405

SUPPLEMENTAL INFORMATION:
Interest paid	$13,270	$15,600
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$-	$325,491
Conversion of Class B common stock to Class A common stock	$2,333	-
Amendment of right-of-use asset and lease liability	$166,119	-
Options issued for accrued director fees	$-	$24,267
Prepaid asset financed with note payable	$311,118	$378,659

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $410,963 and $1,032,827 cash in excess of FDIC insured limits at December 31, 2025 and 2024, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2025 and December 31, 2024.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,169,450 and $1,749,977 cash equivalents on hand at December 31, 2025 and 2024, respectively, consisting of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at December 31, 2025 and December 31, 2024.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2025.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Year Ended
	December 31, 2025	December 31, 2024
Net revenues:
Healthcare workforce	$1,902,700	$5,896,433
Population health	5,323,273	2,068,804
Behavioral and mental health	-	16,845
Net revenues	$7,225,973	$7,982,082

Cost of Services

The cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while the employees work on contract assignments.

Significant Concentrations

The majority of accounts receivable and revenue contracts are between the Company and different divisions within the Indiana Family and Social Services Administration (“ FSSA”). Most contracts require monthly payments as the projects progress. The Company generally does not require collateral or advance payments. For the years ended December 31, 2025 and 2024, FSSA accounted for approximately 35% and 61% of revenues, respectively, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $2,562,717 and $4,567,637 of the Company’s Healthcare Workforce revenue for the years ended December 31, 2025 and 2024, respectively, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $1,507,254 and $312,000 of the Company’s Population Health revenues for the years ended December 31, 2025 and 2024, respectively. Additionally, for the year ended December 31, 2025, Humana, Inc accounted for approximately 37% and 74% of the Company’s revenue and accounts receivable, respectively. In addition, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 11% of the Company’s accounts receivable at December, 2025. The combined divisions of the FSSA (NeuroDiagnostic Institute and Division of Mental Health and Addiction), owned 56% and one other customer represented 11%, of the Company’s accounts receivable respectively, at December 31, 2024.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2025, the Company had a cash balance of $1,614,733, working capital of $2,063,791 and an accumulated deficit of $9,720,526 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Director Fees

As of December 31, 2025, the Company owed a total of $72,000 in fees payable to directors. This amount is presented within accounts payable, related parties.

Office Lease

The Company leases its current corporate headquarters under a nine months lease from STVentures, LLC (“ STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021 and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025 and in July 2025 and provides for a base monthly rent of $11,209 through June 30, 2027. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025 through May 31, 2026. A total of $111,990 and $131,516 is included in selling, general and administrative expenses for the year ended December 31, 2025 and 2024, respectively. An unpaid balance of $0 was outstanding at December 31, 2025, and December 31, 2024.

Information Technology (“IT”) Services

The Company incurred a total of $340,757 and $22,233 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the years ended December 31, 2025 and 2024, respectively. An unpaid balance of $0 was outstanding at December 31, 2025, and December 31, 2024, respectively, as presented within accounts payable, related parties.

Recruitment and Human Resource Services

For the year ended December 31, 2025, the Company paid a total of $155,106 and $250,669 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $280,055 are included in professional services, $68,149 in selling, general and administrative expenses, and $57,571 in research and development expenses in the statement of operations during the year ended December 31, 2025.

For the year ended December 31, 2024, the Company paid a total of $530,843 for services from NLogix IT Services Private Limited, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates Of these costs $77,762 are included in cost of services and $453,082 in selling, general and administrative expenses, in the statement of operations during the year ended December 31, 2024.

Note 4 – Basic and Diluted Earnings per Share

During the years ended December 31, 2025 and 2024, the Company used the two-class method to compute net loss per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Warrants	8,172,842	8,192,967
Stock options	559,637	223,599
Total	8,732,479	8,416,566

Note 5 – Other Current Assets

Other current assets included the following as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Prepaid expenses and other current assets	205,423	276,563
Total other current assets	$205,423	$276,563

Note 6 – Property and Equipment

Property and equipment at December 31, 2025 and December 31, 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
Office equipment – 5 year estimated life	$87,065	$86,958
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(147,032)	(126,564)
Total property and equipment, net	$6,986	$27,347

Depreciation of property and equipment was $20,468 and $62,738 for the years ended December 31, 2025 and 2024, respectively.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2025 and December 31, 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued payroll and taxes	$141,997	$202,038
Accrued expenses	52,824	28,345
Total accrued expenses	$194,821	$230,383

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 2% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the year ended December 31, 2025, the Company incurred $53,782 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at December 31, 2025. For the year ended December 31, 2024, the Company incurred $103,760 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at December 31, 2024.

Note 8 – Lease

The Company leases its current corporate headquarters under a five month lease from STVentures, a related party. The lease, as amended on May 1, 2022 to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024 and March 3, 2025 and provides for a base monthly rent of $11,209 per month, over a fourteen month term of the lease commencing on July 1, 2024 through August 31, 2025. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025 through May 31, 2026. The Company occupies the space for executive and administrative offices. Rent expense for the year ended December 31, 2025 and 2024 was $111,990 and $131,516, which is included in selling, general and administrative expenses within the statements of operations.

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2025	2024
Operating lease cost:
Amortization of ROU asset	$107,973	$116,266
Interest on lease liability	4,017	15,250
Total operating lease cost	$111,990	$131,516

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$27,401	$299,190

Current portion of operating lease liability, related party	$27,401	111,978
Noncurrent operating lease liability, related party	-	187,212
Total operating lease liability	$27,401	$299,190

Weighted average remaining lease term:
Operating leases	0.42 years	2.50 years

Weighted average discount rate:
Operating lease	7.25%	9.25%

The following payments are required under leases as of December 31, 2025:

		Remaining
	Operating	Term in
	Lease	Years
2026	27,900
2027	-
Total lease payments	27,900
Less: imputed interest	(499)
Present value of lease liability	27,401	0.42

Note 9 – Notes Payable

Insurance Notes Payable

In 2024, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of these arrangements was $378,659 with interest rates of 10.350% and 10.50% and monthly payments of $11,783 and $19,171 due through July 2025. The Company made principal repayments of $152,887 and incurred interest expense of $4,878 during the year ended December 31, 2025. The Company made principal repayments of $225,773 and incurred interest expense of $9,436 during the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, the remaining balance was $0 and $152,887, respectively.

In 2025, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of this arrangement was $311,118 with interest rates of 10.30% and 9.70% and monthly payments of $9,985 and 15,612 due through July 2026. The Company made principal repayments of $194,732 and incurred interest expense of $6,262 during the year ended December 31, 2025. As of December 31, 2025, the remaining balance was $116,386.

The Company recognized interest expense on notes payable of $11,140 and $15,600 for the year ended December 31, 2025 and 2024, respectively.

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

On December 15, 2025, the Board of Directors of the Company appointed Gregory R. Alexander as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Alexander, effective January 5, 2026 (the “Alexander Employment Agreement”). Under the terms of the Alexander Employment Agreement, Mr. Alexander is entitled to receive an annual base salary of $251,000 and an annual performance bonus with a target amount equal to 30% of his annual base salary based upon the Board’s assessment of Mr. Alexander’s and the Company’s attainment of goals as set by the Board in its sole discretion. In accordance with the Alexander Employment Agreement, Mr. Alexander will also be granted 110,537 restricted stock units, 20% of which vest one year after date of grant and the remainder which vest equally over 4 years beginning one year after date of grant. Additionally, he will be granted stock options to purchase 257,920 shares of Class B common stock with 20% vesting on December 31, 2026 and the remainder vesting equally on an annual basis through December 31, 2030 as well as 368,458 performance stock units, subject to achievement of performance targets to be determined. In addition, the Alexander Employment Agreement contains non-competition and non-solicitation provisions.

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 11,339,169 shares were issued and outstanding as of December 31, 2025.

During the year ended December 31, 2025, two investors exercised 23,125 warrants to purchase Class A Common stock pursuant to which the Company received cash proceeds of $14,800.

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

During the year ended December 31, 2024, the Company issued 50,000 shares pursuant to the restricted stock award from November 2023. These shares vest quarterly over a one-year period. The Company recognized expense of $56,625 for these awards and expects to recognize an additional $10,753 through the end of the vesting period.

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

On April 11, 2025, the Company voluntarily delisted its Class A common stock from the Nasdaq Capital Market. Our common stock is listed on The OTC QB Market.

On June 13, 2025, the Board of Directors of Syra Health Corp. (the “Company”) approved the termination for cause of the employment agreement between Deepika Vuppalanchi, the Company’s CEO.

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of December 31, 2025, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through December 31, 2025, and the Company awarded 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. As of December 31, 2025, the Board determined that achievement of the milestones was completed, however, no options were issued and stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock in the form of stock options as of December 31, 2025. As of December 31, 2025, a grant date had not been established as the terms of the award had not been finalized.

During the year ended December 31, 2025, the Company issued 3,500 shares of Class A common stock to several employees in exchange for services rendered. The Company recognized stock-based compensation expense equal to the fair value of the shares on the grant date.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $60,056 related to the amortization of stock options granted to employees and consultants.

Additionally, the Company recognized $38,498 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2024	8,195,967	$1.78
Warrants granted	-	-
Warrants exercised	(23,125)	0.64
Warrants cancelled	-	-
Balance, December 31, 2025	8,172,842	$1.79
Exercisable, December 31, 2025	8,172,842	$1.79

The warrants had a weighted average remaining life of 2.16 years and no intrinsic value as of December 31, 2025.

Convertible Class B Common Stock

The Company has 5,000,000 authorized shares of $0.001 par value convertible Class B common stock and had 600,000 shares issued and outstanding as of December 31, 2025, as retrospectively applied, pursuant to the Company’s subsequent recapitalization in 2022 and effective as of May 3, 2022, whereby the founders exchanged their 83,334 Founders Shares for 833,334 shares of convertible Class B common stock.

On January 15, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation

Note 12 – Common Stock Options

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

During the year ended December 31, 2025 and 2024, the Company recognized expense of $60,051 and $59,803 related to common stock options. As of December 31, 2025, a total of $99,253 of unamortized expenses are expected to be expensed over the vesting period.

During the year ended December 31, 2025, the Company granted options to purchase an aggregate 321,038 shares of the Company’s Class A common stock at an exercise price ranging from $0.0700 to $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $38,503 for these awards during the year ended December 31, 2025, and expects to recognize an additional $13,988 through the end of the vesting period.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 Class A common stock options of the Company’s Class A common stock to the consultant at an exercise price of $0.12 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 124%, a weighted average risk-free interest rate of 3.94%, and a weighted average call option value of $0.11, was $2,679. As of December 31, 2025, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. As of December 31, 2025, a grant date had not been established because the terms of the award had not yet been finalized.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2024	223,599	$1.32
Options granted	346,038	0.19
Options forfeited	(10,000)	1.28
Balance, December 31, 2025	559,637	$0.63
Exercisable, December 31, 2025	-	$-

The options had a weighted average remaining life of 9.11 years and no intrinsic value as of December 31, 2025.

Note 13 – Income Taxes

For the period from November 20, 2020 (inception) through December 31, 2025, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025, the Company had approximately $9,060,000 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Federal statutory income tax rate	21%	21%
State income taxes	3%	3%
Change in valuation allowance	(24)%	(24)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net deferred tax assets before valuation allowance	$2,091,303	$1,900,457
Less: Valuation allowance	(2,091,303)	(1,900,457)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

●	Executed a strategic transformation from a healthcare technology provider to a fully integrated healthcare solutions company, delivering end-to-end capabilities for government and commercial healthcare customers.
●	Won a new training contract to safeguard behavioral health workers from workplace violence, addressing a critical and growing need on the frontlines of care.
●	Scaled our live-agent HEDIS call center operations and expanded utilization nursing staff to meet demand from insurance company customers.
●	Launched a wellness program in collaboration with a public health department to protect employees from secondary trauma.
●	Submitted Syrenity for FDA approval under the FDA’s TEMPO pilot program, positioning the Company to participate in CMS’s ACCESS Model, a 10-year national initiative launching July 2026 that rewards improved patient outcomes in behavioral health.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified was due to (i) the design and implementation of appropriate segregation of duties to separate the roles of authorizing, initiating, and recording transactions or reviewing transactions for the completeness and accuracy of contracts with financial reporting implications and (ii) the Company lacking sufficient appropriate accounting and reporting knowledge to effectively perform review controls surrounding technical accounting matters. As of December 31, 2025, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment and implementation of our remediation plans, management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

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

The financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.2	Amendment to Amended and Restated Certificate of Incorporation dated October 6, 2022 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.3	Amendment to Amended and Restated Certificate of Incorporation dated May 30, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation dated August 28, 2023 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.6	Amendment to Amended and Restated Certificate of Incorporation dated November 18, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 18, 2025)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on From 10-K filed on March 25, 2024)
10.1	Professional Services Contract dated as of May 4, 2021 by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.2	Amendment No. 1 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.3	Amendment No. 2 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.4+	Syra Health Corp. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.5+	Employment Agreement by and between the Company and Deepika Vuppalanchi dated April 15, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.6+	Amendment No. 1 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated September 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.7+	Amendment No. 2 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated March 1, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.8+	Amendment No. 3 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated October 18, 2022 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.9	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.10	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.11	Promissory Note by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.12	Professional Services Contract dated as of September 3, 2021 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.13	STVentures Lease Agreement dated July 1, 2021 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.14	Commercial Lease Addendum dated May 1, 2022 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.15	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated December 16, 2022 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.16	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated March 8, 2023 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)

10.17+	Employment Agreement by and between the Company and Gregory Alexander and Syra Health Corp. effective as of January 5, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on December 18, 2025)
10.18+	Employment Agreement by and between the Company and Priya Prasad dated February 29, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.19+	Amendment No. 1 to Employment Agreement by and between the Company and Priya Prasad dated May 27, 2022 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.20+	Amendment No. 2 to Employment Agreement by and between the Company and Priya Prasad dated October 18, 2022 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.21	Amendment No. 1 to Professional Services Contract dated as of April 25, 2023 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.22	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.23	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.24	Promissory Note by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.25	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated August 24, 2023 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
19.1 *	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2025).
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
24.1*	Power of Attorney (included on the signature page to this registration statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 25, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2026.

SYRA HEALTH CORP.

By:	/s/ Gregory R Alexander
Gregory R Alexander
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory Alexander as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R Alexander	Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Gregory R Alexander

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	March 12, 2026
Priya Prasad	(Principal Financial and Accounting Officer)

/s/ Vijayapal R. Reddy	Director	March 12, 2026
Vijayapal R. Reddy

/s/ Ketan Paranjape	Director	March 12, 2026
Ketan Paranjape

/s/ Avutu S. Reddy	Director	March 12, 2026
Avutu S. Reddy

/s/ Radhika Mereddy	Director	March 12, 2026
Radhika Mereddy

