Form 10-K/A
period 2025-12-31
Syra Health Corp
filed 2026-04-27
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

EXPLANATORY NOTE

Syra Health Corp, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 12, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “Syra,” “Syra Health,” or “the Company”, “we”, “our” and “us” are used herein to refer to Syra Health Corp.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are the current directors who are nominated to hold office until their successors are elected and qualified, and their ages as of December 31, 2025.

Name	Age	Position
Gregory R. Alexander	57	Chief Executive Officer
Priya Prasad	47	Chief Financial Officer and Director
Vijayapal R. Reddy, DABT, DVM, PhD	69	Director
Ketan Paranjape	52	Director
Avutu S. Reddy, PhD	69	Director
Radhika Mereddy	49	Director

Gregory R. Alexander – Chief Executive Officer

Gregory R. Alexander has served as the Company’s Chief Executive Officer since January 5, 2026. Mr. Alexander’s career has been defined by consistently driving growth and exceeding financial targets. A C-suite executive with more than two decades of P&L experience, he has led high-impact growth initiatives, directed operational excellence, and spearheaded strategic change across managed care, population health, and healthcare technology organizations. His leadership approach was shaped through service in the United States Marine Corps, where he served as Battalion Communications Officer and completed multiple tours of duty. Mr. Alexander brings extensive experience in Medicare Advantage and Medicaid markets, where Syra’s customers operate, along with deep expertise in population health services, having overseen operations with revenues ranging from $45 million to $1.5 billion.

Most recently, Alexander served as Senior Vice President of Commercial at Ellipsis Health, a voice AI company serving the healthcare and life sciences industries, from January 2025 until December 2025. Prior to that, as Chief Growth Officer at CitizensRx, a $500 million pharmacy benefits manager from April 2022 until December 2024, Alexander implemented a targeted growth strategy and tripled sales while judiciously managing budgets. At Lumeris, a $1.5 billion population health company, he expanded operations from three to 11 markets while growing Medicare Advantage membership by over 20% annually between June 2016 and December 2020. Mr. Alexander holds a Bachelor of Arts in History from Virginia Tech and serves on the Hamilton County Hospital Association Board.

Priya Prasad – Chief Financial Officer, Chief Operating Officer and Director

Priya Prasad has served as Chief Financial Officer of the Company since January 2023 and a director since March 2024. Since March 2005, Mrs. Prasad has served as President of Sahasra Technologies Corp., doing business as STLogics Corporation, a diversified technology holding company. Since January 2015, Mrs. Prasad has served as board member at RAD CUBE LLC, a technology company providing enterprise solutions and business consulting, and since January 2015, she has served as board member at Skill Demand Corp., an energy and utility solutions company. In addition, since January 2021, Mrs. Prasad has served as an advisory board member at Blue Agilis Corp., an agile transformation software solutions company. Mrs. Prasad holds a Master of Business Administration degree from the University of Massachusetts – Boston, a Master of Science degree in Environmental Science from Bangalore University and a Bachelor of Science degree in Environmental Science from Mount Carmel College. She serves as the COO and CFO and a prominent leader in the company. We believe that Ms. Prasad is qualified to serve as a member of the Company’s board of directors because of her experience as an executive of the Company and senior leadership roles.

Vijayapal R. Reddy, DABT, DVM, PhD – Director

Dr. Vijayapal Reddy has served as a member of our Board of Directors since October 2023. Dr. Reddy is a drug development professional with over 30 years of experience in drug discovery and development in global pharmaceutical industry. Since August 2017, Dr. Reddy has served as an advisor as well as a Director of VIPRA, LLC, a consulting company. Dr. Reddy currently serves as a consultant for various pharmaceutical, biotechnology and vaccine companies. From 2007 to 2017, Dr. Reddy served as a Senior Researcher Advisor/Executive Director at Lilly Research Laboratories, at Lilly, where he led nonclinical safety and regulatory assessments on several cross functional programs at different stages of development. In addition, Dr. Reddy has served in various other capacities including Head of Cancer Research, Nonclinical Safety Assessment (2004-2006); Senior Research Scientist, Nonclinical Safety Assessment (2000-2004); Research Scientist, Nonclinical Safety Assessment (1998-2001); and Senior Toxicologist, Nonclinical Safety Assessment (1995-1997). Dr. Reddy was previously Senior Research Investigator at Sterling Winthrop/Sanofi Pharmaceuticals (1994-1995). Dr. Reddy holds a post-Doctoral degree in Toxicology from the University of Nebraska Medical Center, a Doctor of Philosophy degree in Toxicology from Utah State University, a Master of Science degree in Toxicology from the University of Mississippi Medical Center and a Veterinary Medicine degree from the AP Agricultural University. We believe that Dr. Reddy is qualified to serve as a member of the Company’s board of directors because of his medical and scientific background and experience in scientific research.

Ketan Paranjape, PhD – Director

Dr. Ketan Paranjape has served as a member of our Board of Directors since October 2023. Since April 2018, Dr. Paranjape has served as the Vice President of Roche Information Solutions, and since September 2020, he has served as the Vice President of Commercial Business Operations, Business Intelligence and Analytics at Roche Diagnostics, a multinational healthcare company. Since September 2019, Dr. Paranjape has been included on the World Health Organization’s roster of digital health experts which was established to advise the World Health Organization Secretariat. Since June 2022, Dr. Paranjape has served as a member of the board of directors of Indy Chamber, a non-profit organization that is dedicated to economic development in the Indianapolis region. Since September 2021, he has served on the Dean’s Advisory Council at Indiana University’s Luddy School of Informatics, Computing, and Engineering, and since February 2021, he has served as Advisory Board Member at the University of Wisconsin-Madison, Department of Electrical and Computer Engineering. Since February 2021, he has also been a member of the digital health executive leadership group at AdvaMed, a medical technology trade association, and since June 2021, he has served as an Advisory Council Member at Human Health Education and Research Foundation, a non-profit organization bringing health and awareness to the top of global agendas in an equitable and holistic approach. From September 2017 to December 2020, Dr. Paranjape served as an Honorary Research Fellow at Imperial College of London, School of Public Health, and from September 2017 to December 2020, he served as a Visiting Technical Advisor in Artificial Intelligence for Health at Lee Kong Chian, School of Medicine. From July 2015 to December 2020, Dr. Paranjape served as a Member of the U.S. Department of Health and Human Services Precision Medicine Task Force (U.S. Health IT Standards Committee), and from April 2018 to April 2019, he served as Advisory Board Member at Health 2047, a business formation and commercialization enterprise, and Managing Director at Health 2047 from October 2016 to March 2018. Dr. Paranjape holds a Doctor of Philosophy degree in Artificial Intelligence in Healthcare from Amsterdam University Medical Center, a Master of Business Administration degree from the University of Oregon, a Master of Science degree in Electrical and Computer Engineering from the University of Wisconsin-Madison and a Bachelor of Science degree in Electrical Engineering from the University of Pune. We believe that Dr. Paranjape is qualified to serve as a member of the Company’s board of directors because of his engineering and commercial background and experience in advisory roles, technology and product development.

Avutu S. Reddy, PhD – Director

Dr. Avutu Reddy has served as a member of our Board of Directors since October 2023. Dr. Reddy has over 20 years of leadership experience in both in research and development and business. Since October 2017, Dr. Reddy has served as the Strategic Scientific and Emerging Business Intelligence Leader at Corteva Agriscience (NYSE: CTVA), an agricultural chemical and seed company and spin-off from Dow-DuPont. Dr. Reddy joined Dow AgroSciences in January 1999 and served in various roles including R&D Innovation Incubator Leader from January 2015 to December 2017; Competitive Intelligence Leader from January 2009 to December 2017; Global Traits Discovery Platform Leader from January 2005 to December 2008; Global Leader of Molecular Biology and Traits from January 2002 to December 2004; and Global Leader of Genomics from January 1999 to December 2001. He has served on various committees and management teams including The Dow Chemical Company Biotechnology Advisory Board, Dow Agrosciences Global Leadership Team, Global Discovery Investment Strategy Team, and Technology Strategy Committee. Prior to joining Dow AgroSciences, he was an Assistant Professor in the Department of Soil & Crop Sciences, and the Director of the Crop Genome Technology Unit of Norman Borlaug Crop Biotechnology Center at Texas A&M University from January 1994 to December 1998. From April 1990 to December 1993, Dr. Reddy completed post-doctoral research at Texas A&M University Department of Biology supported by Rhône-Poulenc and at the CNRS Unit, Université de Perpignan, France supported by The Rockefeller Foundation from January1989 to March 1990. Dr. Reddy holds a Doctor of Philosophy degree and Master of Science from Acharya Nagarjuna University, a Master of Education degree from Annamalai University and Bachelor of Science and Bachelor of Education degrees from S.V. University. We believe that Dr. Reddy is qualified to serve as a member of the Company’s board of directors because of his academic background and diverse experience in a multinational company.

Radhika Mereddy

Ms. Mereddy has served as a member of our Board of Directors since August 2025. Since 2013, she has held roles of increasing responsibility and currently serves as Senior Systems Manager at the Pension Fund of the Christian Church. She holds a Master’s degree in Management Information Systems from Ferris State University and a Bachelor’s degree in engineering from PDA Engineering College. We believe that Ms. Reddy is qualified to serve as a member of the Company’s board of directors because of her extensive experience in information systems and business process improvement, leveraging technology and information to make organizations faster, smarter, and more reliable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to (i) our Chief Executive Officer (our principal executive officer), (ii) our President and (iii) our Chief Operating Officer and Chief Financial Officer who we also refer to as our “named executive officers,” for each of the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Deepika Vuppalanchi,	2025	$150,894	$-	$-	$-	$-	$-	$5,688	$156,582
Former Chief Executive Officer(2)	2024	$271,930	$-	$-	$-	$-	$-	$10,877	$282,807

Sandeep Allam,	2025	$62,553	$-	$-	$-	$-	$-	$510	$63,063
Former President and Chairman(3)	2024	$193,010	$-	$-	$-	$-	$-	$7,720	$200,730

Priya Prasad, (44)	2025	$265,384	$-	$-	$-	$-	$-	$7,580	$272,964
Chief Operating Officer, Chief Financial Officer	2024	$164,703	$-	$-	$-	$-	$-	$6,588	$171,291

(1) The amounts in this column represent the Company’s 401(k) plan Company-matching contributions for each named executive officer.

(2) The Company terminated Ms. Vuppalanchi’s employment agreement for cause on June 13, 2025.

(3) On January 15, 2025, the Company was notified that Sandeep Allam had passed away.

(4) Includes $42,700 in salary owed for Ms. Prasad’s service as interim CEO, and $10,124 in deferred salary.

Outstanding Equity Awards at December 31, 2025

There were no outstanding equity awards held by our named executive officers as of December 31, 2025.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards as may be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates.

Employment Agreements

Gregory R. Alexander

On December 15, 2025, the Board of Directors appointed Gregory R. Alexander as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Alexander, effective January 5, 2026 (the “Alexander Employment Agreement”).

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

Pursuant to the terms of the Alexander Employment Agreement, if Mr. Alexander’s employment is terminated by the Company for cause or as a result of Mr. Alexander’s death or permanent disability, or if Mr. Alexander terminates his employment agreement voluntarily, Mr. Alexander will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid through the date of his termination, and (iii) all business expenses reasonably and necessarily incurred by Mr. Alexander prior to the date of termination. If Mr. Alexander’s employment is terminated by the Company without cause or by Mr. Alexander for good reason, Mr. Alexander will be entitled to receive the amounts due upon termination of his employment by the Company for cause or as a result of his death or permanent disability, or upon termination by Mr. Alexander of his employment voluntarily, in addition to (provided that Mr. Alexander executes a written release with respect to certain matters) a severance payment equal to his base compensation for 6 months from the date of termination and the bonus and any benefits that Mr. Alexander would be eligible for during such 6 month period. Mr. Alexander would not be entitled to such severance payment if he terminates for good reason within the first 12 months of employment.

In addition, if Mr. Alexander’s employment is terminated: (a) by the Company without cause within 12 months prior to a change of control (as defined in the Alexander Employment Agreement) that was pending during such 12 month period, (b) by Mr. Alexander for good reason within 12 months after a change of control, or (c) by the Company without cause at any time upon or within 12 months after a change of control, Mr. Alexander will be entitled to receive the amounts due upon termination of his employment by the Company for cause or as a result of his death or permanent disability, or upon termination by Mr. Alexander of his employment voluntarily, in addition to the severance payments due if Mr. Alexander’s employment is terminated by the Company without cause or by Mr. Alexander for good reason, all of Mr. Alexander’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Deepika Vuppalanchi

On April 15, 2021, the Company entered into an employment agreement with Deepika Vuppalanchi, which was subsequently amended by (i) that certain Amendment No. 1 thereto dated September 1, 2021; (ii) that certain Amendment No. 2 thereto dated March 1, 2022; and (iii) that certain Amendment No. 3 thereto dated October 18, 2022 (as amended, the “Vuppalanchi Employment Agreement”). Pursuant to the Vuppalanchi Employment Agreement, Dr. Vuppalanchi shall receive a base salary of $301,500 per year effective as of March 1, 2022. In addition, Dr. Vuppalanchi shall be entitled to participate in employee benefit plans such as medical, vision, basic life and dental insurance. The Vuppalanchi Employment Agreement may be terminated by the Company without cause upon 14 days prior written notice to Dr. Vuppalanchi or immediately for cause. In addition, Dr. Vuppalanchi may terminate her employment at any time without cause upon 30 days prior written notice to the Company. Furthermore, the Vuppalanchi Employment Agreement will terminate upon Dr. Vuppalanchi’s death. Upon termination of the Vuppalanchi Employment Agreement, Dr. Vuppalanchi shall receive all sums due to her under the Vuppalanchi Employment Agreement as compensation or expense reimbursements. Ms. Vuppalanchi was terminated for cause on June 13th, 2025.

Priya Prasad

On February 29, 2022, the Company entered into an employment agreement with Priya Prasad, which was subsequently amended by (i) that certain Amendment No. 1 thereto dated May 27, 2022; and (ii) that certain Amendment No. 2 thereto dated October 18, 2022 (as amended, the “Prasad Employment Agreement”) pursuant to which Mrs. Prasad serves as Chief Operating Officer of the Company. Pursuant to the Prasad Employment Agreement, Mrs. Prasad shall receive a base salary of $150,000 per year effective as of May 1, 2022. In addition, Mrs. Prasad shall be entitled to participate in employee benefit plans such as medical, vision, basic life and dental insurance. The Prasad Employment Agreement may be terminated by the Company without cause upon 14 days prior written notice to Mrs. Prasad or immediately for cause. In addition, Mrs. Prasad may terminate her employment at any time without cause upon 30 days prior written notice to the Company. Furthermore, the Prasad Employment Agreement will terminate upon Mrs. Prasad’s death. Upon termination of the Prasad Employment Agreement, Mrs. Prasad shall receive all sums due to her under the Prasad Employment Agreement as compensation or expense reimbursements. On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. Upon the employment of Mr Alexander on January 5, 2026 as the Company’s CEO, Ms Prasad ceased to be interim CEO.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. Based on the review of the Company’s performance for calendar year 2025, the board, in its sole discretion, did not award any annual incentive bonuses in 2025.

Other Benefits

All employees are eligible to participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance. In addition, we sponsor a 401(k) plan whereby we match participants’ contributions up to 2% of a participant’s compensation, subject to the IRS’ annual contribution limit. Our named executive officers are eligible to participate in these plans generally on the same basis as our other employees.

Director Compensation

On March 26, 2025, our compensation committee approved the non-employee director compensation for the year ended December 31, 2025, pursuant to which our non-employee directors will receive cash compensation in the amount of $20,000 annually, which shall be paid in quarterly installments. Additional cash compensation will be paid to the chairpersons of our audit, nominating and corporate governance and compensation committees, in the amounts of $10,000, $5,000 and $5,000, respectively. Each committee member will receive additional cash compensation of $2,000 annually.

Each member of our board of directors is entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending board meetings and meetings for any committee on which he or she serves.

Non-Employee Director Compensation

The following table sets forth the total compensation paid or accrued during the year ended December 31, 2025 for each person who served as an independent non-employee director. Directors who are also employees do not receive cash or equity compensation for service on our Board of Directors in addition to compensation payable for their service as employees of the Company. Directors are reimbursed for out-of-pocket expenses incurred for reasonable travel and other business expenses in connection with their service as directors.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)	Option awards ($)(2)(3)	Total ($)
Andrew Dahlem (4)	26,667	-	7,771	34,438
Ketan Paranjape	22,500	-	13,624	13,624
Avutu Reddy	21,750	-	11,619	33,369
Vijayapal Reddy	20,250	-	11,619	31,869
Sherron Rogers (5)	5,500	-	6,016	11,516
Radhika Mereddy	7,500	-	3,597	11,097

(1)	The amounts in this column reflect the annual cash retainer payments earned for service as a non-employee director during 2025.

(2)	Represents the grant date fair value of the option awards granted during the fiscal year ended December 31, 2025, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 12, “Common Stock Options” in the notes to the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 for more information regarding the Company’s accounting for share-based compensation plans.

(3)

On January 7, 2025, the Company granted to each of its directors an option to purchase shares of the Company’s common stock under the 2022 Plan, having an exercise price of $0.7386 per share, exercisable over a 10-year term, to each of its non-employee directors, as follows: (1) Andrew Dahlem – 9,102 shares of common stock; (2) Ketan Paranjape – 15,170 shares of common stock; (3) Avutu Reddy – 12,136 shares of common stock; (4) Vijayapal Reddy – 12,136 shares of common stock; and (5) Sherron Rogers – 9,102 shares of common stock. 25% of the options vested immediately on the date of grant and the balance of the options vest in 12 equal monthly installments.

On December 1, 2025, the Company granted to each of its directors an option to purchase shares of the Company’s common stock under the 2022 Plan, having an exercise price of $0.083 per share, exercisable over a 10-year term, to each of its non-employee directors, as follows: 1) Ketan Paranjape – 43,348 shares of common stock; 2) Avutu Reddy – 43,348 shares of common stock; 3) Vijayapal Reddy – 43,348 shares of common stock; 4) Radhika Mereddy – 43,348 shares of common stock; the Options shall vest in 3 equal annual installments. On November 21, 2025, The Company granted 25,000 options to Andrew Dahlem with an exercise price of $0.07 per share, which vested upon approval of the Company’s strategic plan by the Board of Directors, and delivery of final CEO candidate to the Board of Directors.

(4)	On April 25, 2025, Andrew Dahlem resigned from the Board of Directors for personal reasons.

(5)	On September 30, 2025 Sherron Rogers ended her term on the Board of Directors

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the Board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. The Board did not award any annual incentive bonuses in 2025.

EQUITY COMPENSATION PLAN INFORMATION

On April 11, 2022 and October 18, 2022, our board of directors adopted, and our stockholders, respectively, approved, the Syra Health Corp. 2022 Omnibus Equity Incentive Plan which was subsequently amended by our board of directors and stockholders on April 19, 2023 (“2022 Plan”). We intend to use the 2022 Plan to provide incentives that will enable us to attract, retain, and motivate employees, officers, consultants, and directors. We have reserved an aggregate 1,041,667 shares of common stock for issuance under the Plan (approximately 482,030 shares remain available for issuance), subject to adjustment for stock dividends, reorganizations, or other changes in our capital structure.

The following table sets forth the aggregate number of shares of common stock subject to outstanding options, RSUs, warrants and other convertible securities into share rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under the 2022 Plan as of December 31, 2025.

Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (1)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(C) Number of Shares Remaining Available For Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column (A))
Equity incentive plans approved by stockholders	559,637	0.63	482,030
Equity incentive plans not approved by stockholders	-	-	-
TOTAL	559,637	0.63	482,030

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025 by:

●	each of our named executive officers;

●	each of our directors and director nominees;

●	all of our current and proposed directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our Class A common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Class A common stock that may be acquired by an individual or group within 60 days of December 31, 2025, pursuant to the exercise of options or warrants or conversion of Class B common stock, preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,339,169 and 600,000 shares of Class A common stock and Class B common stock issued and outstanding, respectively, as of December 31, 2025 and excludes the conversion of all outstanding convertible notes. Percentage of ownership is based on 11,339,169 and 600,000 shares of Class A common stock and Class B common stock, issued and outstanding, respectively.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Class A common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Syra Health Corp., 1119 Keystone Way N. #201, Carmel, IN 46032.

	Shares of Common Stock Beneficially Owned					% of Total
	Class A			Class B		Voting
Name of Beneficial Owner	Shares		%	Shares(1)%		Power(2)
Directors and Executive Officer:
Deepika Vuppalanchi(3)	5,226	(4)	*	250,000	41.7%	19.4%
Sandeep Allam(5)	2,341,870	(6)	20.65%	-	-	11.0%
Priya Prasad	12,695	(7)	*	175,000	29.2%	13.7%
Sherron Rogers	25,114		*	-	-	-
Andrew M. Dahlem(8)	50,114		*	-	-	-
Vijayapal R. Reddy	46,269		*	-	-	-
Ketan Paranjape	52,974		*	-	-	-
Avutu Reddy	46,269		*	-	-	-
Radhika Mereddy	14,449		-	-	-	-
Directors and Executive Officers as a group (8 persons)	2,594,981		22.41%	425,000	70.8%	44.7%
5% or Greater Stockholders:
AOS Holdings, LLC(9)	1,473,534		13.00%	-	-	6.9%
Neil Johnson	700,312		6.18%	-	-	3.2%
Feroz Syed (10)	29,063	(11)	*	175,000	29.2%	13.7%

* Indicates beneficial ownership of less than 1%.

(1)	Each outstanding share of Class B common stock is convertible into 10 shares of Class A common stock.

(2)	Percentage of total voting power represents voting power with respect to all of our Class A and Class B common stock, as a single class. Holders of our Class A common stock are entitled to one vote per share, whereas holders of our Class B common stock are entitled to 16.5 votes per share.

(3)	On July 28, 2025, Deepika Vuppalanchi resigned from the Board of Directors for personal reasons.

(4)	Includes 2,400 shares of Class A common stock held by Deepika Vuppalanchi’s spouse.

(5)	On January 15, 2025, the Company was notified that Sandeep Allam had passed away.

(6)	Includes 2,400 shares of Class A common stock held by Sandeep Allam’s spouse.

(7)	Includes 2,400 shares of Class A common stock held by Priya Prasad’s spouse.

(8)	On April 25, 2025, Andrew Dahlem resigned from the Board of Directors for personal reasons.

(9)	Denis Suggs is the Chief Executive Officer of AOS Holdings, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of AOS Holdings, LLC is 4310 Guion Road Indianapolis, Indiana 46254.

(10)	The address for Feroz Syed is c/o Syra Health Corp., 1119 Keystone Way, N. Carmel, IN 46032.

(11)	Includes 1,900 shares of Class A common stock held by Feroz Syed’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by M&K for the year ended December 31, 2025 and 2024:

	2025		2024
Audit fees	$		$75,000
Audit related fees	$		17,000
Tax fees		-	-
All other fees		-	-
Total	$		$92,000

Audit Fees: Fees for audit services on an accrued basis.

Audit-Related Fees: Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: All other fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and 2024 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report.

(1) Financial Statements. See Index to the Consolidated Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2) Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b) The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.2	Amendment to Amended and Restated Certificate of Incorporation dated October 6, 2022 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.3	Amendment to Amended and Restated Certificate of Incorporation dated May 30, 2023 (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.5	Amendment to Amended and Restated Certificate of Incorporation dated August 28, 2023 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
3.6	Amendment to Amended and Restated Certificate of Incorporation dated November 18, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 18, 2025)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on From 10-K filed on March 25, 2024)
10.1	Professional Services Contract dated as of May 4, 2021 by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.2	Amendment No. 1 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.3	Amendment No. 2 to Professional Services Contract by and between the Company and Indiana Family and Social Services Administration, NeuroDiagnostic Institute (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.4+	Syra Health Corp. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.5+	Employment Agreement by and between the Company and Deepika Vuppalanchi dated April 15, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.6+	Amendment No. 1 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated September 1, 2021 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.7+	Amendment No. 2 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated March 1, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.8+	Amendment No. 3 to Employment Agreement by and between the Company and Deepika Vuppalanchi dated October 18, 2022 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.9	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.10	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.11	Promissory Note by and between the Company and Citizens State Bank of New Castle dated February 7, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.12	Professional Services Contract dated as of September 3, 2021 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.13	STVentures Lease Agreement dated July 1, 2021 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.14	Commercial Lease Addendum dated May 1, 2022 by and between the Company and STVentures LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.15	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated December 16, 2022 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.16	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated March 8, 2023 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)

10.17+	Employment Agreement by and between the Company and Gregory Alexander and Syra Health Corp. effective as of January 5, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on December 18, 2025)
10.18+	Employment Agreement by and between the Company and Priya Prasad dated February 29, 2022 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.19+	Amendment No. 1 to Employment Agreement by and between the Company and Priya Prasad dated May 27, 2022 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.20+	Amendment No. 2 to Employment Agreement by and between the Company and Priya Prasad dated October 18, 2022 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.21	Amendment No. 1 to Professional Services Contract dated as of April 25, 2023 by and between the Company and Indiana Family and Social Services Administration, Division of Mental Health and Addiction (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.22	Business Loan Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.23	Commercial Security Agreement by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.24	Promissory Note by and between the Company and Citizens State Bank of New Castle dated May 22, 2023 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
10.25	Modification of Loan Agreement by and between the Company and Citizens State Bank of New Castle dated August 24, 2023 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on September 13, 2023)
19.1 *	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2024).
23.1***	Consent of M&K CPAS, PLLC, independent registered public accounting firm
24.1***	Power of Attorney (included on the signature page to this registration statement)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on March 25, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
***	Previously filed
+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of April, 2026.

SYRA HEALTH CORP.

By:	/s/ Gregory R Alexander
Gregory R Alexander
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R Alexander	Chief Executive Officer (Principal Executive Officer)	April 24, 2026
Gregory R Alexander

*	Chief Financial Officer and Chief Operating Officer	April 24, 2026
Priya Prasad	(Principal Financial and Accounting Officer)

*	Director	April 24, 2026
Vijayapal R. Reddy

*	Director	April 24, 2026
Ketan Paranjape

*	Director	April 24, 2026
Avutu S. Reddy

*	Director	April 24, 2026
Radhika Mereddy *By:/s/ Gregory R. Alexander Gregory R. Alexander Attorney-in-Fact

-18-