Form 10-Q
period 2026-03-31
Syra Health Corp
filed 2026-05-07
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s Class A Common Stock outstanding as of May 8, 2026, was 11,339,169.

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,922,318	$1,614,733
Accounts receivable, net	869,132	918,374
Other current assets	136,077	205,423
Total current assets	3,927,527	2,738,530

Property and equipment, net	5,932	6,986
Right-of-use asset	11,060	27,401

Total assets	$3,944,519	$2,772,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$366,422	$247,520
Accounts payable, related party	98,500	72,000
Accrued expenses	293,486	194,821
Deferred revenue	750,524	16,611
Current portion of operating lease liability, related party	11,060	27,401
Notes payable	62,026	116,386
Total current liabilities	1,582,018	674,739

Non-current portion of operating lease liability, related party	-	-

Total liabilities	1,582,018	674,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 11,339,169 shares issued and outstanding	11,339	11,339
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 600,000 shares issued and outstanding	600	600
Additional paid-in capital	11,830,109	11,806,765
Accumulated deficit	(9,479,547)	(9,720,526)
Total stockholders’ equity	2,362,501	2,098,178

Total liabilities and stockholders’ equity	$3,944,519	$2,772,917

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net revenues	$2,273,520	$1,857,774
Cost of services	1,302,265	1,268,618
Gross profit	971,255	589,156

Operating expenses:
Salaries and benefits	372,109	507,207
Professional services	187,141	224,026
Research and development expenses	6,921	37,173
Selling, general and administrative expenses	213,047	287,287
Depreciation	1,054	6,797
Total operating expenses	780,272	1,062,490

Operating income (loss)	190,983	(473,334)

Other income (expense):
Interest income	52,458	4,298
Interest expense	(2,462)	(3,229)
Total other income (expense)	49,996	1,069

Net income (loss)	$240,979	$(472,265)

Weighted average common shares outstanding - basic	11,939,169	11,587,058
Net income (loss) per common share - basic	$0.02	$(0.04)

Weighted average common shares outstanding - diluted	12,781,487	11,587,058
Net income (loss) per common share - diluted	$0.02	$(0.04)

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026, and 2025

(Unaudited)

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,586
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-
Amortization of options - Employees & Consultants	-	-	-	-	-	-	16,275	-	16,275
Options issued for Director fees	-	-	-	-	-	-	16,669	-	16,669
Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)

Balance, March 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,741,155	$(9,296,458)	$2,456,636

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,806,765	$(9,720,526)	$2,098,178
Balance
Amortization of options - Employees & Consultants	-	-	-	-	-	-	22,847	-	22,847
Amortization of Class A common stock options issued for services							497	-	497
Net income	-	-	-	-	-	-	-	240,979	240,979
Balance, March 31, 2026	-	$-	11,339,169	$11,339	600,000	$600	$11,830,109	$(9,479,547)	$2,362,501

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$240,979	$(472,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,054	6,797
Common stock issued for services	-	2,586
Stock-based compensation	23,344	32,944
Changes in operating assets and liabilities:
Accounts receivable	49,242	(265,029)
Other current assets	69,346	65,775
Right-of-use asset	16,341	244,419
Accounts payable	118,902	223,337
Accounts payable, related party	26,500	-
Deferred revenue	733,913	582,602
Accrued expenses	98,665	(18,516)
Operating lease liability	(16,341)	(244,419)
Net cash provided by operating activities	1,361,945	158,231

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	-	14,800
Repayments on notes payable	(54,360)	(77,851)
Net cash used in by financing activities	(54,360)	(63,051)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,307,585	95,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,614,733	2,395,405
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,922,318	$2,490,585

SUPPLEMENTAL INFORMATION:
Interest paid	$2,462	$3,229
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class B common stock to Class A common stock	$-	$2,333

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

NOTES TO FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $1,763,398 and $410,963 cash in excess of FDIC insured limits at March 31, 2026, and December 31, 2025, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2026, and December 31, 2025.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $2,212,208 and $1,169,450 cash equivalents on hand at March 31, 2026, and December 31, 2025, respectively, consisting of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at March 31, 2026, and December 31, 2025.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenues:
Healthcare workforce	$513,002	$655,217
Population health	1,760,518	1,202,557
Net revenues	$2,273,520	$1,857,774

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

For the three months ended March 31, 2026, FSSA accounted for approximately 20% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $156,163 of the Company’s Healthcare Workforce revenue for the three months ended March 31, 2026, and the FSSA-HSCP, representing $295,686 of the Company’s Population Health revenues for the three months ended March 31, 2026. Additionally, for the three months ended March 31, 2026, and the year ended December 31, 2025, Humana, Inc accounted for approximately 21% and 47% of the Company’s accounts receivable, respectively. Four other customers 15%, 15%, 11%, and 11%, of the Company’s accounts receivable at March 31, 2026. For the year ended December 31, 2025, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 11% of the Company’s accounts receivable at December 31, 2025.

For the three months ended March 31, 2025, FSSA accounted for approximately 35% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $467,909 of the Company’s Healthcare Workforce revenue for three months ended March 31, 2025, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $271,601 of the Company’s Population Health revenues for the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2025, Humana, Inc accounted for approximately 36% of the Company’s Population Health revenue.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class A and Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three months ended March 31, 2026, the dilutive effect of 731,781 Class A common stock options and 110,537 restricted stock awards were included in the calculation of weighted average dilutive shares outstanding.

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

Note 2 – Going Concern

As shown in the accompanying interim financial statements, as of March 31, 2026, the Company had a cash balance of $2,922,318, working capital of $2,345,509 and an accumulated deficit of $9,479,547 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Director Fees

As of March 31, 2026, and December 31, 2025, the Company owed a total of $98,500 and $72,000 in fees payable to directors, respectively. This amount is presented within accounts payable, related parties.

Office Lease

The Company leases its current corporate headquarters under a two-month lease from STVentures, LLC (“ STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021, and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025, and in July 2025 and provides for a base monthly rent of $11,209 through June 30, 2027. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $16,740 and $33,626 is included in selling, general and administrative expenses for the three months ended March 31, 2026, and 2025, respectively. An unpaid balance of $0 was outstanding at March 31, 2026, and December 31, 2025.

Information Technology (“IT”) Services

The Company incurred a total of $15,400 and $137,411 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the three months ended March 31, 2026 and 2025, respectively. An unpaid balance of $4,800 was outstanding at March 31, 2026, and December 31, 2025, respectively, as presented within accounts payable.

Recruitment and Human Resource Services

For the three months ended March 31, 2026, the Company paid a total of $50,388 and $36,614 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $32,282 are included in professional services, and $54,720 in selling, general and administrative expenses, in the statement of operations during the three months ended March 31, 2026.

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

Note 4 – Basic and Diluted Earnings per Share

During the three months ended March 31, 2026, and 2025, the Company used the two-class method to compute net income (loss) per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of March 31, 2026, and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Warrants	8,172,842	8,172,842
Stock options	794,807	559,637
Total	8,967,649	8,732,479

Note 5 – Other Current Assets

Other current assets included the following as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
Prepaid expenses and other current assets	136,077	205,423
Total other current assets	$136,077	$205,423

Note 6 – Property and Equipment

Property and equipment at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Office equipment – 5 year estimated life	$87,065	$87,065
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(148,085)	(147,032)
Total property and equipment, net	$5,932	$6,986

Depreciation of property and equipment was $1,054 and $6,797 for the three months ended March 31, 2026, and 2025, respectively.

Note 7 – Accrued Expenses

Accrued expenses at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued payroll and taxes	$233,912	$141,997
Accrued expenses	59,574	52,824
Total accrued expenses	$293,486	$194,821

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 2% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the three months ended March 31, 2026, the Company incurred $7,322 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at March 31, 2026. For the three months ended March 31, 2025, the Company incurred $20,393 of IRA contribution expenses pursuant to the Company’s matching contributions.

Note 8 – Lease

The Company leases its current corporate headquarters under a two-month lease from STVentures, a related party. The lease, as amended on May 1, 2022, to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024, and March 3, 2025, and provides for a base monthly rent of $11,209 per month, over a fourteen-month term of the lease commencing on July 1, 2024, through August 31, 2025. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $16,740 and $33,626 is included in selling, general and administrative expenses for the three months ended March 31, 2026, and 2025, respectively

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Operating lease cost:
Amortization of ROU asset	$10,960	$116,266
Interest on lease liability	100	15,250
Total operating lease cost	$11,060	$131,516

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2026	2025
Operating lease:
Operating lease assets	$11,060	$27,401

Current portion of operating lease liability, related party	$11,060	27,401
Noncurrent operating lease liability, related party	-	-
Total operating lease liability	$11,060	$27,401

Weighted average remaining lease term:
Operating leases	0.17 years	0.42 years

Weighted average discount rate:
Operating lease	7.25%	7.25%

The following payments are required under leases as of March 31, 2026:

		Remaining
	Operating	Term in
	Lease	Years
2026	11,160
2027	-
Total lease payments	11,160
Less: imputed interest	(100)
Present value of lease liability	11,060	0.17

Note 9 – Notes Payable

Insurance Notes Payable

In 2025, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of this arrangement was $311,118 with interest rates of 10.30% and 9.70% and monthly payments of $9,985 and $15,612 due through July 2026. The Company made principal repayments of $54,445 and incurred interest expense of $2,462 during the three months ended March 31, 2026. The Company made principal repayments of $194,732 and incurred interest expense of $6,262 during the year ended December 31, 2025. As of March 31, 2026, and December 31, 2025, the remaining balance was $62,026 and $116,386, respectively.

The Company recognized interest expense on notes payable of $2,462 and $3,229 for the three months ended March 31, 2026, and 2025, respectively.

Note 10 – Commitments and Contingencies

Legal Contingencies

From time to time, we may be involved in various disputes, and litigation matters that arise in the ordinary course of business. The Company is currently not a party to any material legal proceedings.

In January 2024, a former employee filed a wrongful termination lawsuit against the Company in the U.S. District Court, Southern District of Indiana. This case was settled on January 15, 2025, with no material impact to the Company.

Commitments

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and allows for a monthly cash fee of $5,000 per month and awarded 25,000 Class A common stock options and 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. Both the options and RSU’s fully vest upon Board approval of the new strategic plan and delivery of final CEO recommendations to the Board. The stock options and RSU’s will also vest in the event of a change of control of the Company.

On December 15, 2025, the Board of Directors of the Company appointed Gregory R. Alexander as Chief Executive Officer of the Company and entered into an employment agreement with Mr. Alexander, effective January 5, 2026 (the “Alexander Employment Agreement”). Under the terms of the Alexander Employment Agreement, Mr. Alexander is entitled to receive an annual base salary of $251,000 and an annual performance bonus with a target amount equal to 30% of his annual base salary based upon the Board’s assessment of Mr. Alexander’s and the Company’s attainment of goals as set by the Board in its sole discretion. In accordance with the Alexander Employment Agreement, Mr. Alexander will also be granted 110,537 restricted stock units, 20% of which vest one year after date of grant and the remainder which vest equally over 4 years beginning one year after date of grant. Additionally, he will be granted stock options to purchase 257,920 Class A common shares of stock with 20% vesting on December 31, 2026, and the remainder vesting equally on an annual basis through December 31, 2030, as well as 368,458 performance stock units, subject to achievement of performance targets to be determined. In addition, the Alexander Employment Agreement contains non-competition and non-solicitation provisions.

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 11,339,169 shares were issued and outstanding as of March 31, 2026, and December 31, 2025.

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

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of March 31, 2026, the Board has not approved the milestones being met, and accordingly, no stock-based compensation expense has been recognized related to this award.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement was in effect through December 31, 2025, and the Company awarded 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. As of December 31, 2025, the Board determined that achievement of the milestones was completed, however, no options were issued and stock-based compensation expense has been recognized related to this award.

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

During the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $22,847 related to the amortization of restricted stock unit awards granted to employees and consultants.

Additionally, the Company recognized $497 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

During the three months ended March 31, 2025, the Company issued 3,500 shares of Class A common stock to several employees in exchange for services rendered. The Company recognized stock-based compensation expense equal to the fair value of the shares on the grant date.

During the three months ended March 31, 2025, the Company recognized expense of $16,275 related to common stock options. Additionally, the Company recognized $16,669 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	8,172,842	$1.77
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Balance, March 31, 2026	8,172,842	$1.79
Exercisable, March 31, 2026	8,172,842	$1.79

The warrants had a weighted average remaining life of 1.91 years and no intrinsic value as of March 31, 2026.

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

Class A Common Stock Option Awards

During the three months ended March 31, 2026, the Company granted options to purchase an aggregate 257,920 shares of the Company’s Class A common stock at an exercise price of $0.0900 per share for terms of 10 years under the 2022 Plan. These options will vest 20% each year over 5 years. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 287%, a weighted average risk-free interest rate of 3.82%, and a weighted average call option value of $0.09, was $23,208. The Company recognized expense of $1,160 for these awards during the three months ended March 31, 2026, and expects to recognize an additional $22,047 through the end of the vesting period.

During the year ended December 31, 2025, the Company granted options to purchase an aggregate 321,038 shares of the Company’s Class A common stock at an exercise price ranging from $0.0700 to $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $1,309 for these awards during the three months ended March 31, 2026, and expects to recognize an additional $16,106 through the end of the vesting period.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 Class A common stock options of the Company’s Class A common stock to the consultant at an exercise price of $0.12 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 124%, a weighted average risk-free interest rate of 3.94%, and a weighted average call option value of $0.11, was $2,679. As of March 31, 2026, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. As of March 31, 2026, a grant date had not been established because the terms of the award had not yet been finalized.

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the three months ended March 31, 2026, the Company recognized expense of $1,030 related to common stock options. As of March 31, 2026, a total of $8,773 of unamortized expenses are expected to be expensed over the vesting period.

On various dates between July 1, 2022, and September 1, 2022, the Company granted options to purchase an aggregate 32,502 shares of the Company’s Class A common stock at an exercise price of $1.20 per share under the 2022 Plan, which represented the recent sales price of securities to third parties. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 93%, a weighted average risk-free interest rate of 3.03%, and a weighted average call option value of $0.9328, was $30,317. The options are being expensed over the vesting period, resulting in $2,910 of stock-based compensation expense during the year ended December 31, 2022. During the fourth quarter of 2022, a total of 9,167 options at a strike price of $1.20 per share were cancelled. During the three months ended March 31, 2026, the Company recognized expense of $1,079 related to common stock options. As of March 31, 2026, a total of $1,367 of unamortized expenses are expected to be expensed over the vesting period.

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

The fair value of the options was estimated at $198,383 using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.45% to 4.71%; 3) volatility of 112% to 115% based on; 4) a common stock price ranging from $1.51 to $2.68, and 5) an expected term of 6.25 years. During the three months ended March 31, 2026, the Company recognized expense of $11,871 related to common stock options. As of March 31, 2026, a total of $67,874 of unamortized expenses are expected to be expensed over the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	559,637	$0.63
Options granted	257,920	0.09
Options forfeited	(22,750)	1.28
Balance, March 31, 2026	794,807	$0.44
Exercisable, March 31, 2026	-	$-

The options had a weighted average remaining life of 9.21 years and no intrinsic value as of March 31, 2026.

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

Our Services

Behavioral and Mental Health

Mental health concerns are rapidly growing on a global scale, yet the shortage of mental health professionals and access to treatment is leaving millions of people without access to mental health resources. We strongly believe in behavioral and mental health access and our mission is to provide solutions that help improve health care and provide access to all populations, regardless of race, ethnicity, gender, socioeconomic status, sexual orientation, or geographic location. With our specialized services, we believe that we can help solve the behavioral and mental health needs of various organizations, including health organizations, large employers, and schools.

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

Population Health

We define population health services as the process of assessing and analyzing healthcare and its delivery to create improvement for a population of individuals. We are developing end-to-end solutions and strategies to improve quality of care, access to care, health outcomes, and healthcare policies. We believe that our solutions will assist individuals in reaching their full health potential through preventative care, care coordination and patient engagement. Our team of service providers includes health economists, public health experts, subject matter experts, data scientists, and biostatisticians who apply advanced health analytics to real-world data to provide meaningful insights to improve quality of clinical care and understand patterns and trends around diagnosis, treatment, and continued care. We believe our team helps stratify health risks based on social determinants of health, predict utilization of resources and health care costs, identify patient-level interventions, and recommend population-level strategies. Within our population health service line, we offer the following services: analytics as a service, epidemiology, and health equity analytics solutions.

Health Education Services

We believe that one of the main drivers of the healthcare education solutions market is the need to address challenges in the healthcare industry through effective and innovative medical and scientific training. With evolving healthcare technology, healthcare professionals must be knowledgeable with respect to various patient-care approaches to make better informed clinical decisions and assure patient satisfaction. We believe that targeted and continuous healthcare education solutions are needed to help healthcare professionals improve their competency, improve health equality and incorporate innovative and new therapeutic options into practice to improve overall patient care quality. Therefore, we aim to provide medical education solutions to pharmaceutical and medical device manufacturers, biotechnology companies, payers, large employers, academic institutions, and government agencies. Specifically, we develop medical education content to drive the organizational and strategic brand goals and vision of our clients. Our education outreach plan utilizes omnichannel delivery approaches from a suite of solutions for in-person, virtual and hybrid arrangements, and our deliverables include traditional print and electronic formats. Some of our targeted education approaches include the utilization of artificial intelligence tools to provide real-time information to customers. Within our health education service line, we offer the following services: medical communications, patient education, and

Healthcare Workforce

Our healthcare workforce solutions are intended to help evaluate the immediate and longitudinal workforce needs of our client’s organization. Using agile implementation staffing methodologies, we make it seamless and cost-efficient to expand our client’s clinical personnel. We recruit experienced nurses and allied health professionals for long-term fixed contract positions at hospitals and healthcare facilities across the country. Other staffing positions that we recruit include care coordinators, specialists to fill healthcare management roles, healthcare educators, therapists, healthcare technicians and health plan specialists.

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

Results of Operations for the Three Months Ended March 31, 2026, and 2025

The following table summarizes selected items from the statements of operations for the three months ended March 31, 2026, and 2025.

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,	Increase /
	2026	2025	(Decrease)

Net revenues
Healthcare workforce	$513,002	$655,217	$(142,215)
Population health management	1,760,518	1,202,557	557,961
Net revenues	2,273,520	1,857,774	415,746
Cost of services	1,302,265	1,268,618	33,647
Gross profit	971,255	589,156	382,099

Operating expenses:
Salaries and benefits	372,109	507,207	(135,098)
Professional services	187,141	224,026	(36,885)
Research and development expenses	6,921	37,173	(30,252)
Selling, general and administrative expenses	213,047	287,287	(74,240)
Depreciation	1,054	6,797	(5,743)
Total operating expenses:	780,272	1,062,490	(282,218)

Operating income (loss)	190,983	(473,334)	664,317

Total other income (expense)	49,996	1,096	48,927

Net income (loss)	$240,979	$(472,265)	$713,244

Net Revenues

Net revenue during the three months ended March 31, 2026 was comprised of $513,002 of healthcare staffing services revenue, $1,760,518 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended March 31, 2025 comprised of $655,217 of healthcare staffing services revenue, $1,202,557 of population health revenue, and $0 of behavioral and mental health revenue, with an overall revenue increase of $415,746, or 22%. The decrease in healthcare workforce revenue was due to fewer new customer acquisitions and lower renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased beginning in 2025 due to additional services provided to state health departments and other customers. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services included wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $1,302,265 of cost of services for the three months ended March 31, 2026, compared to $1,268,618 of cost of services for the three months ended March 31, 2025, an increase of $33,647, or 3%. Our gross profit was approximately 43% for the three months ended March 31, 2026, compared to approximately 32% for the three months ended March 31, 2025, an increase of approximately 11%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $372,109 of salaries and benefits during the three months ended March 31, 2026, compared to $507,207 of salaries and benefits during the three months ended March 31, 2025, a decrease of $135,098, or 27%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $187,141 of professional services for the three months ended March 31, 2026, compared to $224,026 of professional fees for the three months ended March 31, 2025. Professional fees decreased in 2026 due to decreased accounting and audit fees, and increased consulting fees in the current period.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $6,921 and $37,173 of research and development expenses for the three months ended March 31, 2026, and 2025, respectively, related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $213,047 of SG&A expenses during the three months ended March 31, 2026, compared to $287,287 of SG&A expenses during the three months ended March 31, 2025, a decrease of $74,240, or 26%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead beginning in 2025. SG&A included $16,740 and $33,626 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $25,862 and $31,732 of software expense, $96,247 and $109,505 of insurance, $0 and $13,375 of investor relations, and $20,311 and $19,358 of subscription and membership fees for the three months ended March 31, 2026 and 2025, respectively.

Depreciation

We incurred $1,054 of depreciation expense for the three months ended March 31, 2026, compared to $6,797 of depreciation expense for the three months ended March 31, 2025, a decrease of $5,743, or 84%.

Other Income (Expense)

For the three months ended March 31, 2026, other expense on a net basis consisted of $2,462 of interest incurred on insurance finance charges, offset by $52,458 of interest income. For three months ended March 31, 2025, Other income, on a net basis, consisted of $3,229 of interest incurred on insurance finance charges, as partially offset by $4,298 of interest income. Other expense, on a net basis, increased by $48,927, primarily due to increased interest income compared to the prior period.

Net Loss

Our net income for the three months ended March 31, 2026, was $240,979, compared to a net loss of $472,265 for the three months ended March 31, 2025.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital at March 31, 2026, and December 31, 2025.

	March 31,	December 31,
	2026	2025
Current Assets	$3,927,527	$2,738,530

Current Liabilities	$1,582,018	$674,739

Accumulated Deficit	$(9,479,547)	$(9,720,526)

Working Capital	$2,345,509	$2,063,791

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

Cash Flow Activities for the three months ended March 31, 2026, and 2025

Net Cash Provided by in Operating Activities

Cash provided by operating activities for the three months ended March 31, 2026, and 2025 was $1,361,945 and $158,231, respectively, which was primarily attributable to our net income for the period ended March 31, 2026, and the financing of our operations through accounts payable for the period ended March 31, 2025. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash flow from investing activities for the three months ended March 31, 2026, and 2025 was $0.

Net Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2026, was $54,360, which consisted of repayments on notes payable. Cash used in financing activities for the three months ended March 31, 2025, was $63,051, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $77,851 of repayments on notes payable.

Financing Transactions

Common Stock Sales

During the three months ended March 31, 2025, 23,125 warrants were exercised to purchase Class A Common Stock, pursuant to which the Company received cash proceeds of $14,800

On January 17, 2025, a total of 233,334 shares of Class B Common Stock previously held by the Company’s Executive Chairman and President, Sandeep Allam, automatically converted into 2,333,340 shares of Class A common stock according to the terms of the Company’s Articles of Incorporation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any of the risk factors disclosed in the Annual Report or our reports could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Signature	Title	Date

/s/ Gregory R Alexander	Chief Executive Officer (Principal Executive Officer)	May 7, 2026
Gregory R Alexander

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	May 7, 2026
Priya Prasad	(Principal Financial and Accounting Officer)

