Form 10-Q
period 2026-06-30
Syra Health Corp
filed 2026-08-11
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s Class A Common Stock outstanding as of August 11, 2026, was 13,839,169.

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,123,747	$1,614,733
Accounts receivable, net	1,470,023	918,374
Other current assets	153,384	205,423
Total current assets	3,747,154	2,738,530

Property and equipment, net	5,192	6,986
Right-of-use asset	77,644	27,401

Total assets	$3,829,990	$2,772,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$195,595	$247,520
Accounts payable, related party	125,000	72,000
Accrued expenses	220,333	194,821
Deferred revenue	505,886	16,611
Current portion of operating lease liability, related party	77,644	27,401
Notes payable	71,694	116,386
Total current liabilities	1,196,152	674,739

Non-current portion of operating lease liability, related party	-	-

Total liabilities	1,196,152	674,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 13,839,169 and 11,339,169 shares issued and outstanding, respectively	13,839	11,339
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 350,000 and 600,000 shares issued and outstanding, respectively	350	600
Additional paid-in capital	11,848,954	11,806,765
Accumulated deficit	(9,229,305)	(9,720,526)
Total stockholders’ equity	2,633,838	2,098,178

Total liabilities and stockholders’ equity	$3,829,990	$2,772,917

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2026	2025	2026	2025

Net revenues	$2,394,423	$1,946,199	$4,667,943	$3,803,973
Cost of services	1,328,120	1,193,304	2,630,385	2,461,922
Gross profit	1,066,303	752,895	2,037,558	1,342,051

Operating expenses:
Salaries and benefits	392,136	326,354	764,245	833,561
Professional services	138,019	164,939	325,160	388,965
Research and development expenses	47,351	29,712	54,272	66,885
Selling, general and administrative expenses	236,485	289,070	449,532	576,357
Depreciation	741	5,978	1,795	12,775
Total operating expenses	814,732	816,053	1,595,004	1,878,543

Operating income (loss)	251,571	(63,158)	442,554	(536,492)

Other income (expense):
Interest income	888	3,420	53,346	7,718
Interest expense	(2,217)	(3,858)	(4,679)	(7,087)
Total other income (expense)	(1,329)	(438)	48,667	631

Net income (loss)	$250,242	$(63,596)	$491,221	$(535,861)

Weighted average common shares outstanding - basic	13,175,433	11,939,169	12,560,716	11,764,086
Weighted average common shares outstanding - diluted	13,551,931	11,939,169	12,937,216	11,764,086
Net income (loss) per common share - basic and diluted	$0.02	$(0.01)	$0.04	$(0.05)

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three & Six Months Ended June 30, 2026, and 2025

(Unaudited)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-
Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,582
Stock options issued to employees and consultants	-	-	-	-	-	-	16,275	-	16,275
Stock options issued for directors’ fees	-	-	-	-	-	-	16,669	-	16,669
Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)
Balance, March 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,741,155	$(9,296,458)	$2,456,636

Stock options issued to employees and consultants	-	-	-	-	-	-	13,980	-	13,980
Stock options issued for directors’ fees	-	-	-	-	-	-	7,143	-	7,143
Net loss	-	-	-	-	-	-	-	(63,596)	(63,596)
Balance, June 30, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,762,278	$(9,360,054)	$2,414,163

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,806,765	$(9,720,526)	$2,098,178
Balance
Amortization of options - Employees & Consultants	-	-	-	-	-	-	22,847	-	22,847
Amortization of Class A common stock options issued for services							497	-	497
Net income	-	-	-	-	-	-	-	240,979	240,979
Balance, March 31, 2026	-	-	11,339,169	11,339	600,000	600	11,830,109	(9,479,547)	2,362,501

Conversion of Class B common stock to Class A common stock	-	-	2,500,000	2,500	(250,000)	(250)	(2,250)	-	-
Amortization of options - Employees & Consultants	-	-	-	-	-	-	20,598	-	20,598
Amortization of Class A common stock options issued for services							497	-	497
Net income	-	-	-	-	-	-	-	250,242	250,242
Balance, June 30, 2026	-	$-	13,839,169	$13,839	350,000	$350	$11,848,954	$(9,229,305)	$2,633,838

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$491,221	$(535,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,795	12,775
Common stock issued for services	-	2,586
Stock-based compensation	44,439	54,067
Changes in operating assets and liabilities:
Accounts receivable	(551,649)	(205,534)
Other current assets	141,516	157,985
Right-of-use asset	29,877	277,029
Accounts payable	(51,926)	455,366
Accounts payable, related party	53,000	-
Deferred revenue	489,275	250,000
Accrued expenses	25,512	(105,630)
Operating lease liability	(29,877)	(277,029)
Net cash provided by operating activities	643,183	85,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	-	14,800
Repayments on notes payable	(134,169)	(190,035)
Net cash used in financing activities	(134,169)	(175,235)

NET CHANGE IN CASH AND CASH EQUIVALENTS	509,014	(89,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,614,733	2,395,405
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,123,747	$2,305,924

SUPPLEMENTAL INFORMATION:
Interest paid	$4,679	$7,087
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Class B common stock to Class A common stock	$2,500	$2,333
Recognition of right-of-use asset and lease liability	$80,120	$-
Prepaid asset financed with note payable	$89,477	$123,866

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $966,286 and $410,963 cash in excess of FDIC insured limits at June 30, 2026, and December 31, 2025, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2026, and December 31, 2025.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,704,427 and $1,169,450 cash equivalents on hand at June 30, 2026, and December 31, 2025, respectively, consisting of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at June 30, 2026, and December 31, 2025.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net revenues:
Healthcare workforce	$1,191,115	$1,017,664
Population health	3,476,828	2,786,309
Net revenues	$4,667,943	$3,803,973

	Three Months Ended
	June 30, 2026	June 30, 2025
Net revenues:
Healthcare workforce	$678,113	$362,447
Population health	1,716,310	1,583,752
Net revenues	$2,394,423	$1,946,199

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

For the six months ended June 30, 2026, FSSA accounted for approximately 18% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $248,413 of the Company’s Healthcare Workforce revenue for the six months ended June 30, 2026, and the FSSA-HSCP, representing $591,371 of the Company’s Population Health revenues for the six months ended June 30, 2026. For the six months ended June 30, 2026, Humana, Inc accounted for approximately 37% of the Company’s revenues. Additionally, for the six months ended June 30, 2026, and the year ended December 31, 2025, Humana, Inc accounted for approximately 40% and 47% of the Company’s accounts receivable, respectively. One other customer accounted for 24% of the Company’s accounts receivable at June 30, 2026. For the year ended December 31, 2025, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 11% of the Company’s accounts receivable at December 31, 2025.

For the six months ended June 30, 2025, FSSA accounted for approximately 35% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $607,985 of the Company’s Healthcare Workforce revenue for six months ended June 30, 2025, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $915,882 of the Company’s Population Health revenues for the six months ended June 30, 2025. Additionally, for the six months ended June 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class A and Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three and six months ended June 30, 2026, the dilutive effect of 265,963 Class A common stock options and 110,537 restricted stock awards were included in the calculation of weighted average dilutive shares outstanding.

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

Note 2 – Going Concern

As shown in the accompanying interim financial statements, as of June 30, 2026, the Company had a cash balance of $2,123,747, working capital of $2,551,002 and an accumulated deficit of $9,229,305 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Director Fees

As of June 30, 2026, and December 31, 2025, the Company owed a total of $125,000 and $72,000 in fees payable to directors, respectively. This amount is presented within accounts payable, related parties.

Office Lease

The Company leases its current corporate headquarters under a fourteen-month lease from STVentures, LLC (“ STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021, and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025, and in July 2025 and provides for a base monthly rent of $11,209 through June 30, 2027. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $38,745 and $67,253 is included in selling, general and administrative expenses for the six months ended June 30, 2026, and 2025, respectively. An unpaid balance of $0 was outstanding at June 30, 2026, and December 31, 2025.

Information Technology (“IT”) Services

The Company incurred a total of $29,800 and $251,340 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the six months ended June 30, 2026 and 2025, respectively. An unpaid balance of $4,800 was outstanding at June 30, 2026, and December 31, 2025, respectively, as presented within accounts payable.

Recruitment and Human Resource Services

For the six months ended June 30, 2026, the Company paid a total of $96,769 and $87,002 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $67,495 are included in professional services, and $116,276 in selling, general and administrative expenses, in the statement of operations during the six months ended June 30, 2026.

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

Note 4 – Basic and Diluted Earnings per Share

During the three and six months ended June 30, 2026, and 2025, the Company used the two-class method to compute net income (loss) per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of June 30, 2026, and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Warrants	4,992,842	8,172,842
Stock options	815,807	559,637
Total	5,808,649	8,732,479

Note 5 – Other Current Assets

Other current assets included the following as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Prepaid expenses and other current assets	153,384	205,423
Total other current assets	$153,384	$205,423

Note 6 – Property and Equipment

Property and equipment at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Office equipment – 5 year estimated life	$87,065	$87,065
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(148,826)	(147,032)
Total property and equipment, net	$5,192	$6,986

Depreciation of property and equipment was $1,795 and $12,775 for the six months ended June 30, 2026, and 2025, respectively.

Note 7 – Accrued Expenses

Accrued expenses at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued payroll and taxes	$156,569	$141,997
Accrued expenses	63,764	52,824
Total accrued expenses	$220,333	$194,821

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 2% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the six months ended June 30, 2026, the Company incurred $17,436 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at June 30, 2026. For the six months ended June 30, 2025, the Company incurred $35,665 of IRA contribution expenses pursuant to the Company’s matching contributions.

Note 8 – Lease

The Company leases its current corporate headquarters under a fourteen-month lease from STVentures, a related party. The lease, as amended on May 1, 2022, to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024, and March 3, 2025, and provides for a base monthly rent of $11,209 per month, over a fourteen-month term of the lease commencing on July 1, 2024, through August 31, 2025. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $38,745 and $67,253 is included in selling, general and administrative expenses for the six months ended June 30, 2026, and 2025, respectively

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Operating lease cost:
Amortization of ROU asset	$36,581	$64,477
Interest on lease liability	2,164	2,776
Total operating lease cost	$38,745	$67,253

	For the Three Months Ended
	June 30,
	2026	2025
Operating lease cost:
Amortization of ROU asset	$20,239	$32,610
Interest on lease liability	1,766	1,017
Total operating lease cost	$22,005	$33,627

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2026	2025
Operating lease:
Operating lease assets	$77,644	$27,401

Current portion of operating lease liability, related party	$77,644	27,401
Noncurrent operating lease liability, related party	-	-
Total operating lease liability	$77,644	$27,401

Weighted average remaining lease term:
Operating leases	0.92 years	0.42 years

Weighted average discount rate:
Operating lease	7.25%	7.25%

The following payments are required under leases as of June 30, 2026:

		Remaining
	Operating	Term in
	Lease	Years
2026	44,010
2027	36,675
2028	-
Total lease payments	80,685
Less: imputed interest	(3,041)
Present value of lease liability	77,644	0.92

Note 9 – Notes Payable

Insurance Notes Payable

In 2025, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of this arrangement was $311,118 with interest rates of 10.30% and 9.70% and monthly payments of $9,985 and $15,612 due through July 2026. The Company made principal repayments of $100,166 and incurred interest expense of $3,579 during the six months ended June 30, 2026. The Company made principal repayments of $194,732 and incurred interest expense of $6,262 during the year ended December 31, 2025. As of June 30, 2026, and December 31, 2025, the remaining balance was $16,305 and $116,386, respectively.

In April, 2026, the Company entered into an insurance policy financing arrangement to purchase insurance policy. The total principal of this arrangement was $89,477 with interest rates of 10.10% and monthly payments of $7,188 due through February 2027. The Company made principal repayments of $34,088 and incurred interest expense of $1,100 during the six months ended June 30, 2026. As of June 30, 2026, the remaining balance was $55,389.

The Company recognized interest expense on notes payable of $4,679 and $7,087 for the six months ended June 30, 2026, and 2025, respectively. The Company recognized interest expense on notes payable of $2,217 and $3,858 for the three months ended June 30, 2026, and 2025, respectively.

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

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 13,839,169 and 11,339,169 shares were issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

On May 11, 2026, a total of 250,000 shares of Class B Common Stock were converted into 2,500,000 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of June 30, 2026, the Board has not approved the milestones being met, and accordingly, no stock-based compensation expense has been recognized related to this award.

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

During the six months ended June 30, 2026, the Company recognized stock-based compensation expense of $43,445 related to the amortization of restricted stock unit awards granted to employees and consultants.

Additionally, the Company recognized $994 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

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

During the six months ended June 30, 2025, the Company issued 3,500 shares of Class A common stock to several employees in exchange for services rendered. The Company recognized stock-based compensation expense equal to the fair value of the shares on the grant date.

During the six months ended June 30, 2025, the Company recognized expense of $30,255 related to common stock options. Additionally, the Company recognized $23,812 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	8,172,842	$1.79
Warrants granted	-	-
Warrants expired	(3,180,000)	(0.64)
Warrants cancelled	-	-
Balance, June 30, 2026	4,992,842	$2.52
Exercisable, June 30, 2026	4,992,842	$2.52

The warrants had a weighted average remaining life of 2.86 years and no intrinsic value as of June 30, 2026.

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

On May 11, 2026, a total of 250,000 shares of Class B Common Stock were converted into 2,500,000 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

As of June 30, 2026, and December 31, 2025, the Company had 350,000 and 600,000 Class B common stock shares were issued and outstanding, respectively.

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

Class A Common Stock Option Awards

In January, 2026, the Company granted options to purchase an aggregate 257,920 shares of the Company’s Class A common stock at an exercise price of $0.09 per share for terms of 10 years under the 2022 Plan. These options will vest 20% each year over 5 years. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 287%, a weighted average risk-free interest rate of 3.82%, and a weighted average call option value of $0.09, was $23,208. The Company recognized expense of $2,321 for these awards during the six months ended June 30, 2026, and expects to recognize an additional $20,887 through the end of the vesting period.

In May, 2026, the Company granted options to purchase an aggregate 21,000 shares of the Company’s Class A common stock at an exercise price of $0.44 per share for terms of 10 years under the 2022 Plan. 3,500 of the Options vest immediately and 3,500 vest on each of May 13, 2027 and May 13, 2028. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 5.75 years, a weighted average volatility rate of 109%, a weighted average risk-free interest rate of 4.12%, and a weighted average call option value of $0.36, was $7,659. The Company recognized expense of $4,149 for these awards during the six months ended June 30, 2026, and expects to recognize an additional $3,510 through the end of the vesting period.

During the year ended December 31, 2025, the Company granted options to purchase an aggregate 321,038 shares of the Company’s Class A common stock at an exercise price ranging from $0.0700 to $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $2,617 for these awards during the six months ended June 30, 2026, and expects to recognize an additional $13,080 through the end of the vesting period.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 Class A common stock options of the Company’s Class A common stock to the consultant at an exercise price of $0.12 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 124%, a weighted average risk-free interest rate of 3.94%, and a weighted average call option value of $0.11, was $2,679. As of June 30, 2026, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. As of June 30, 2026, a grant date had not been established because the terms of the award had not yet been finalized.

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the six months ended June 30, 2026, the Company recognized expense of $2,060 related to common stock options. As of June 30, 2026, a total of $7,743 of unamortized expenses are expected to be expensed over the vesting period.

On various dates between July 1, 2022, and September 1, 2022, the Company granted options to purchase an aggregate 39,000 shares of the Company’s Class A common stock at an exercise price of $1.20 per share under the 2022 Plan, which represented the recent sales price of securities to third parties. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 93%, a weighted average risk-free interest rate of 3.03%, and a weighted average call option value of $0.9328, was $30,317. The options are being expensed over the vesting period, resulting in $2,910 of stock-based compensation expense during the year ended December 31, 2022. During the fourth quarter of 2022, a total of 9,167 options at a strike price of $1.20 per share were cancelled. During the six months ended June 30, 2026, the Company recognized expense of $2,158 related to common stock options. As of June 30, 2026, a total of $288 of unamortized expenses are expected to be expensed over the vesting period.

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

The fair value of the options was estimated at $198,383 using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.45% to 4.71%; 3) volatility of 112% to 115% based on; 4) a common stock price ranging from $1.51 to $2.68, and 5) an expected term of 6.25 years. During the six months ended June 30, 2026, the Company recognized expense of $23,742 related to common stock options. As of June 30, 2026, a total of $56,003 of unamortized expenses are expected to be expensed over the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	559,637	$0.63
Options granted	278,920	0.12
Options forfeited	(22,750)	1.28
Balance, June 30, 2026	815,807	$0.44
Exercisable, June 30, 2026	-	$-

The options had a weighted average remaining life of 8.98 years and no intrinsic value as of June 30, 2026.

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Syra Health received contract extensions from several existing customers, including a one-year renewal of its public health contract with Wake County Public Health in North Carolina. The Company also secured a one-year extension of its healthcare workforce contract with the Indiana Veterans' Home. The Company has been awarded an amendment to its existing Indiana FSSA (Family & Social Services Administration) contract with DDRS (Division of Disability and Rehabilitative Services), to extend a learning management platform to the state's Bureau of Disability Services, through October 2028.

Syra Health has established a Business Advisory Council to support strategic market expansion and identify growth opportunities.

The Company anticipates approval for the CMS ACCESS Model in partnership with HealthSync in the near term, which is expected to serve as a durable source of revenue for Syra Health over the next 10 years.

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

Results of Operations for the Six Months Ended June 30, 2026, and 2025

The following table summarizes selected items from the statements of operations for the six months ended June 30, 2026, and 2025.

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,	Increase /
	2026	2025	(Decrease)

Net revenues
Healthcare workforce	$1,191,115	$1,017,664	$173,451
Population health management	3,476,828	2,786,309	690,519
Net revenues	4,667,943	3,803,973	863,970
Cost of services	2,630,385	2,461,922	168,463
Gross profit	2,037,558	1,342,051	695,507

Operating expenses:
Salaries and benefits	764,245	833,561	(69,316)
Professional services	325,160	388,965	(63,805)
Research and development expenses	54,272	66,885	(12,613)
Selling, general and administrative expenses	449,532	576,357	(126,825)
Depreciation	1,795	12,775	(10,980)
Total operating expenses:	1,595,004	1,878,543	(283,539)

Operating income (loss)	442,554	(536,492)	979,046

Total other income (expense)	48,667	631	48,036

Net income (loss)	$491,221	$(535,861)	$1,027,082

Net Revenues

Net revenue during the six months ended June 30, 2026 was comprised of $1,191,115 of healthcare staffing services revenue, $3,476,828 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the six months ended June 30, 2025 comprised of $1,017,664 of healthcare staffing services revenue, $2,786,309 of population health revenue, and $0 of behavioral and mental health revenue, with an overall revenue increase of $173,451, or 17%. The increase in healthcare workforce revenue was primarily attributable to increased billable hours resulting from the deployment of additional nursing personnel under current contracts and renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased beginning in 2025 due to additional services provided to Manages Care Entities and state health departments. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $2,630,385 of cost of services for the six months ended June 30, 2026, compared to $2,461,922 of cost of services for the six months ended June 30, 2025, an increase of $168,463, or 7%. Our gross profit was approximately 44% for the six months ended June 30, 2026, compared to approximately 35% for the six months ended June 30, 2025, an increase of approximately 8%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $764,245 of salaries and benefits during the six months ended June 30, 2026, compared to $833,561 of salaries and benefits during the six months ended June 30, 2025, a decrease of $69,316, or 8%. Salaries and benefits decreased as our headcount decreased in 2025, and due to a strategic focus on streamlining our operations by reducing redundancies and optimizing our workforce.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $325,160 of professional services for the six months ended June 30, 2026, compared to $388,965 of professional fees for the six months ended June 30, 2025. Professional fees decreased by $63,805, or 16%, in 2026 due to decreased accounting and audit fees, and increased consulting fees in the current period.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $54,272 and $66,885 of research and development expenses for the six months ended June 30, 2026, and 2025, respectively, a decrease of $12,613, or 19%, related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $449,532 of SG&A expenses during the six months ended June 30, 2026, compared to $576,357 of SG&A expenses during the six months ended June 30, 2025, a decrease of $126,825, or 22%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead beginning in 2025. SG&A included $38,745 and $67,253 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $58,880 and $78,104 of software expense, $151,841 and $185,262 of insurance, $3,917 and $20,221 of investor relations, and $38,581 and $52,163 of subscription and membership fees for the six months ended June 30, 2026 and 2025, respectively.

Depreciation

We incurred $1,795 of depreciation expense for the six months ended June 30, 2026, compared to $12,775 of depreciation expense for the six months ended June 30, 2025, a decrease of $10,980, or 86%.

Other Income (Expense)

For the six months ended June 30, 2026, other income on a net basis consisted of $4,679 of interest incurred on insurance finance charges, offset by $53,346 of interest income. For six months ended June 30, 2025, other income, on a net basis, consisted of $7,087 of interest incurred on insurance finance charges, and partially offset by $7,718 of interest income. Other expense, on a net basis, increased by $48,036, primarily due to increased interest income compared to the prior period.

Net Loss

Our net income for the six months ended June 30, 2026 was $491,221, compared to a net loss of $535,861 for the six months ended June 30, 2025.

Results of Operations for the Three Months Ended June 30, 2026, and 2025

The following table summarizes selected items from the statements of operations for the three months ended June 30, 2026, and 2025.

	For the Three Months	For the Three Months
	Ended	Ended
	June 30,	June 30,	Increase /
	2026	2025	(Decrease)

Net revenues
Healthcare workforce	$678,113	$362,447	$315,666
Population health management	1,716,310	1,583,752	132,558
Net revenues	2,394,423	1,946,199	448,224
Cost of services	1,328,120	1,193,304	134,816
Gross profit	1,066,303	752,895	313,408

Operating expenses:
Salaries and benefits	392,136	326,354	65,782
Professional services	138,019	164,939	(26,920)
Research and development expenses	47,351	29,712	17,639
Selling, general and administrative expenses	236,485	289,070	(52,585)
Depreciation	741	5,978	(5,237)
Total operating expenses:	814,732	816,053	(1,321)

Operating income (loss)	251,571	(63,158)	314,729

Total other income (expense)	(1,329)	(438)	(891)

Net income (loss)	$250,242	$(63,596)	$313,838

Net Revenues

Net revenue during the three months ended June 30, 2026 was comprised of $678,113 of healthcare staffing services revenue, $1,716,310 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended June 30, 2025 comprised of $362,447 of healthcare staffing services revenue, $1,583,752 of population health revenue, and $0 of behavioral and mental health revenue, with an overall revenue increase of $448,224, or 23%. The increase in healthcare workforce revenue was primarily attributable to increased billable hours resulting from the deployment of additional nursing personnel under current contracts and renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased beginning in 2025 due to additional services provided to Manages Care Entities and state health departments. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $1,328,120 of cost of services for the three months ended June 30, 2026, compared to $1,193,304 of cost of services for the three months ended June 30, 2025, an increase of $134,816, or 11%. Our gross profit was approximately 45% for the three months ended June 30, 2026, compared to approximately 39% for the three months ended June 30, 2025, an increase of approximately 6%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $392,136 of salaries and benefits during the three months ended June 30, 2026, compared to $326,354 of salaries and benefits during the three months ended June 30, 2025, an increase of $65,782, or 20%. Salaries and benefits increased as a result of our continued build-out of personnel supporting our various service lines as well as the compensation associated with our new Chief Executive Officer, who commenced employment in January 2026. Although these increases were partially offset by continued discipline in overall headcount management, as the Company balances investment in revenue-generating roles against its broader cost-control initiatives.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $138,019 of professional services for the three months ended June 30, 2026, compared to $164,939 of professional fees for the three months ended June 30, 2025, a decrease of $26,920, or 16%. Professional fees decreased in 2026 due to decreased accounting and audit fees, and increased consulting fees in the current period.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $47,351 and $39,172 of research and development expenses for the three months ended June 30, 2026, and 2025, respectively, an increase of $17,639, or 59% related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $236,485 of SG&A expenses during the three months ended June 30, 2026, compared to $289,070 of SG&A expenses during the three months ended June 30, 2025, a decrease of $52,585, or 18%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead beginning in 2025. SG&A included $22,005 and $33,626 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $33,018 and $46,372 of software expense, $73,633 and $100,186 of insurance, $3,917 and $6,846 of investor relations, and $18,270 and $32,805 of subscription and membership fees for the three months ended June 30, 2026 and 2025, respectively.

Depreciation

We incurred $741 of depreciation expense for the three months ended June 30, 2026, compared to $5,978 of depreciation expense for the three months ended June 30, 2025, a decrease of $5,237, or 88%.

Other Income (Expense)

For the three months ended June 30, 2026, other expense on a net basis consisted of $2,217 of interest incurred on insurance finance charges, offset by $888 of interest income. For three months ended June 30, 2025, other expense, on a net basis, consisted of $3,858 of interest incurred on insurance finance charges, and partially offset by $3,420 of interest income. Other expense, on a net basis, increased by $891, primarily due to decreased interest income compared to the prior period.

Net Loss

Our net income for the three months ended June 30, 2026 was $250,242, compared to a net loss of $63,596 for the three months ended June 30, 2025.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital at June 30, 2026, and December 31, 2025.

	June 30,	December 31,
	2026	2025
Current Assets	$3,747,154	$2,738,530

Current Liabilities	$1,196,152	$674,739

Accumulated Deficit	$(9,229,305)	$(9,720,526)

Working Capital	$2,551,002	$2,063,791

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

Cash Flow Activities for the six months ended June 30, 2026, and 2025

Net Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026, and 2025 was $643,183 and $85,754, respectively, which was primarily attributable to our net income for the period ended June 30, 2026, and the financing of our operations through accounts payable for the period ended June 30, 2025. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash flow from investing activities for the six months ended June 30, 2026, and 2025 was $0.

Net Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2026, was $134,169, which consisted of repayments on notes payable. Cash used in financing activities for the three months ended June 30, 2025, was $175,235, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $190,035 of repayments on notes payable.

Financing Transactions

Common Stock Sales

On May 11, 2026, a total of 250,000 shares of Class B Common Stock were converted into 2,500,000 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Signature	Title	Date

/s/ Gregory R Alexander	Chief Executive Officer (Principal Executive Officer)	August 11, 2026
Gregory R Alexander

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	August 11, 2026
Priya Prasad	(Principal Financial and Accounting Officer)

