Form 10-Q
period 2026-09-30
Syra Health Corp
filed 2026-11-03
CIK 1922335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s Class A Common Stock outstanding as of November 3, 2026, was 13,850,279.

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

3

ITEM 1. FINANCIAL STATEMENTS

SYRA HEALTH CORP.

BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,383,413	$1,614,733
Accounts receivable, net	1,517,493	918,374
Other current assets	262,998	205,423
Total current assets	4,163,904	2,738,530

Property and equipment, net	4,476	6,986
Right-of-use asset	57,010	27,401

Total assets	$4,225,390	$2,772,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$211,169	$247,520
Accounts payable, related party	125,000	72,000
Accrued expenses	367,996	194,821
Deferred revenue	261,249	16,611
Current portion of operating lease liability, related party	57,010	27,401
Notes payable	179,272	116,386
Total current liabilities	1,201,696	674,739

Non-current portion of operating lease liability, related party	-	-

Total liabilities	1,201,696	674,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares designated, issued and outstanding	-	-
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 13,850,279 and 11,339,169 shares issued and outstanding, respectively	13,850	11,339
Convertible class B common stock, $0.001 par value, 5,000,000 shares authorized, 350,000 and 600,000 shares issued and outstanding, respectively	350	600
Additional paid-in capital	11,894,189	11,806,765
Accumulated deficit	(8,884,695)	(9,720,526)
Total stockholders’ equity	3,023,694	2,098,178

Total liabilities and stockholders’ equity	$4,225,390	$2,772,917

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2026	2025	2026	2025

Net revenues	$2,557,295	$1,687,971	$7,225,238	$5,491,944
Cost of services	1,372,254	1,133,430	4,002,639	3,595,352
Gross profit	1,185,041	554,541	3,222,599	1,896,592

Operating expenses:
Salaries and benefits	440,172	336,390	1,204,417	1,169,951
Professional services	175,295	191,726	500,455	580,691
Research and development expenses	46,716	816	100,988	67,701
Selling, general and administrative expenses	222,141	252,384	671,673	828,741
Depreciation	715	5,396	2,510	18,171
Total operating expenses	885,039	786,712	2,480,043	2,665,255

Operating income (loss)	300,002	(232,171)	742,556	(768,663)

Other income (expense):
Interest income	1,008	8,174	54,354	15,892
Interest expense	(1,353)	(1,905)	(6,032)	(8,992)
Total other income (expense)	(345)	6,269	48,322	6,900

Income (loss) before income taxes	299,657	(225,902)	790,878	(761,763)

Benefit of (provision for) income taxes	44,953	-	44,953	-

Net income (loss)	$344,610	$(225,902)	$835,831	$(761,763)

Weighted average common shares outstanding - basic	14,194,482	11,939,169	13,111,289	11,823,089
Weighted average common shares outstanding - diluted	15,142,247	11,939,169	14,059,054	11,823,089
Net income (loss) per common share - basic and diluted	$0.02	$(0.02)	$0.06	$(0.06)

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three & Nine Months Ended September 30, 2026, and 2025

(Unaudited)

			Class A		Convertible Class B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	-	$-	8,979,204	$8,979	833,334	$833	$11,692,952	$(8,824,193)	$2,878,571
Warrants exercised for cash	-	-	23,125	23	-	-	14,777	-	14,800
Conversion of Class B common stock to Class A common stock	-	-	2,333,340	2,333	(233,334)	(233)	(2,100)	-	-

Class A common stock issued for services	-	-	3,500	4	-	-	2,582	-	2,582
Amortization of stock options issued to employees and consultants	-	-	-	-	-	-	16,275	-	16,275
Amortization of stock options issued for directors’ fees	-	-	-	-	-	-	16,669	-	16,669

Net loss	-	-	-	-	-	-	-	(472,265)	(472,265)

Balance, March 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,741,155	$(9,296,458)	$2,456,636

Amortization of stock options issued to employees and consultants	-	-	-	-	-	-	13,980	-	13,980
Amortization of stock options issued for directors’ fees	-	-	-	-	-	-	7,143	-	7,143

Net loss	-	-	-	-	-	-	-	(63,596)	(63,596)

Balance, June 30, 2025	-	-	11,339,169	11,339	600,000	600	11,762,278	(9,360,054)	2,414,163
Amortization of options - Employees & Consultants	-	-	-	-	-	-	13,984	-	13,984
Amortization stock options issued for directors’ fees							7,143	-	7,143
Net loss	-	-	-	-	-	-	-	(225,902)	(225,902)
Balance, September 30, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,783,405	(9,585,956)	2,209,388

	Preferred Stock		Class A Common Stock		Convertible Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2025	-	$-	11,339,169	$11,339	600,000	$600	$11,806,765	$(9,720,526)	$2,098,178
Balance
Amortization of options - Employees & Consultants	-	-	-	-	-	-	22,847	-	22,847
Amortization of Class A common stock options issued for services							497	-	497
Net income	-	-	-	-	-	-	-	240,979	240,979
Balance, March 31, 2026	-	-	11,339,169	11,339	600,000	600	11,830,109	(9,479,547)	2,362,501
Conversion of Class B common stock to Class A common stock	-	-	2,500,000	2,500	(250,000)	(250)	(2,250)	-	-

Amortization of options - Employees & Consultants	-	-	-	-	-	-	20,598	-	20,598
Amortization of Class A common stock options issued for services							497	-	497
Net income	-	-	-	-	-	-	-	250,242	250,242
Balance, June 30, 2026	-	-	13,839,169	13,839	350,000	350	11,848,954	(9,229,305)	2,633,838
Cashless Exercise of Series B Warrants into Class A common stock	-	-	11,110	11	-	-	(11)	-	-

Amortization of options – Directors, Employees & Consultants	-	-	-	-	-	-	13,432	-	13,432
Stock awards							31,814	-	31,814
Net income	-	-	-	-	-	-	-	344,610	344,610
Balance, September 30, 2026	-	$-	13,850,279	$13,850	350,000	$350	$11,894,189	$(8,884,695)	$3,023,694

See accompanying notes to unaudited financial statements.

SYRA HEALTH CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$835,831	$(761,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,510	18,171
Common stock issued for services	-	2,586
Stock-based compensation	89,685	75,194
Changes in operating assets and liabilities:
Accounts receivable	(599,119)	(245,428)
Other current assets	211,654	279,890
Right-of-use asset	50,511	89,621
Accounts payable	(36,351)	215,723
Accounts payable, related party	53,000	137,764
Deferred revenue	244,638	125,000
Accrued expenses	173,175	(5,691)
Operating lease liability	(50,511)	(89,621)
Net cash provided by operating activities	975,023	(158,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	-	14,800
Repayments on notes payable	(206,343)	(275,106)
Net cash used in financing activities	(206,343)	(260,306)

NET CHANGE IN CASH AND CASH EQUIVALENTS	768,680	(418,860)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,614,733	2,395,405
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,383,413	$1,976,454

SUPPLEMENTAL INFORMATION:
Interest paid	$6,032	$8,992
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Class B common stock to Class A common stock	$2,500	$2,333
Cashless Exercise of Series B Warrants into Class A common stock	$11	$-
Recognition of right-of-use asset and lease liability	$80,120	$-
Amendment of right-of-use asset and lease liability	$-	$166,119
Prepaid asset financed with note payable	$269,229	$311,118

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 under current regulations. The Company had $1,098,619 and $410,963 cash in excess of FDIC insured limits at September 30, 2026, and December 31, 2025, respectively. The Company has not experienced any losses in such accounts.

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

The carrying value of the Company’s financial assets and liabilities, such as cash, accounts receivable and accounts payable are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company’s advances from related party approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2026, and December 31, 2025.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less when acquired. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were $1,848,619 and $1,169,450 cash equivalents on hand at September 30, 2026, and December 31, 2025, respectively, consisting of certificates of deposit with maturities of three months or less.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance of $5,520 at September 30, 2026, and December 31, 2025.

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

Disaggregated revenue data

The Company’s revenue consists of the following revenue services within its industry:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net revenues:
Healthcare workforce	$1,804,622	$1,425,624
Population health	5,420,616	4,066,320
Net revenues	$7,225,238	$5,491,944

	Three Months Ended
	September 30, 2026	September 30, 2025
Net revenues:
Healthcare workforce	$613,507	$407,960
Population health	1,943,788	1,280,011
Net revenues	$2,557,295	$1,687,971

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

For the nine months ended September 30, 2026, FSSA accounted for approximately 17% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $340,663 of the Company’s Healthcare Workforce revenue for the nine months ended September 30, 2026, and the FSSA-HSCP, representing $923,057 of the Company’s Population Health revenues for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, Humana, Inc accounted for approximately 35% of the Company’s revenues. Additionally, for the nine months ended September 30, 2026, and the year ended December 31, 2025, Humana, Inc accounted for approximately 35% and 47% of the Company’s accounts receivable, respectively. One other customer accounted for 19% of the Company’s accounts receivable at September 30, 2026. For the year ended December 31, 2025, the combined divisions of the FSSA, Coordinated Care Corporation (doing business as Managed Health Services, owed 11% of the Company’s accounts receivable at December 31, 2025.

For the nine months ended September 30, 2025, FSSA accounted for approximately 37% of revenues, which was derived through a combination of divisions within the State of Indiana, including the FSSA-NeuroDiagnostic Institute, representing $2,049,270 of the Company’s Healthcare Workforce revenue for nine months ended September 30, 2025, and the FSSA-Division of Mental Health and Addiction and FSSA-HSCP, representing $1,211,568 of the Company’s Population Health revenues for the nine months ended September 30, 2025. Additionally, for the nine months ended September 30, 2025, Humana, Inc accounted for approximately 24% of the Company’s Population Health revenue.

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

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Weighted average shares for basic EPS are calculated based on weighted average Class A and Class B shares outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants, conversion of Class B shares and restricted stock. The number of potential common shares outstanding relating to stock options, warrants, conversion of Class B shares and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three and nine months ended September 30, 2026, the dilutive effect of 278,065 Class A common stock options and 669,700 restricted stock awards were included in the calculation of weighted average dilutive shares outstanding.

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

During the nine months ended September 30, 2026, the Company received a refund of $44,953 from the State of Indiana related to an overpayment of Indiana Corporate Adjusted Gross Income Tax for the tax year ended December 31, 2025. The refund represents the recovery of previously overpaid state income taxes.

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

Note 2 – Going Concern

As shown in the accompanying interim financial statements, as of September 30, 2026, the Company had a cash balance of $2,383,413, working capital of $2,962,208 and an accumulated deficit of $8,884,695 since inception. The Company is too early in its development stage to project revenue with a necessary level of certainty. Therefore, the Company may not have sufficient funds to sustain its operations for the next twelve months from the issuance date of these financial statements and may need to raise additional cash to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives.

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

Note 3 – Related Party Transactions

Director Fees

As of September 30, 2026, and December 31, 2025, the Company owed a total of $125,000 and $72,000 in fees payable to directors, respectively. This amount is presented within accounts payable, related parties.

Office Lease

The Company leases its current corporate headquarters under a fourteen-month lease from STVentures, LLC (“ STVentures”), an entity beneficially owned by the principal owners and the management team of Syra and their affiliates. The lease commenced on July 1, 2021, and as amended on May 1, 2022, provided for a base monthly rent of $10,711. The lease was further amended on June 26, 2024, and provides for a base monthly rent of $11,209. The lease was also amended on March 3, 2025, and in July 2025 and provides for a base monthly rent of $11,209 through June 30, 2027. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $62,305 and $89,621 is included in selling, general and administrative expenses for the nine months ended September 30, 2026, and 2025, respectively. An unpaid balance of $0 was outstanding at September 30, 2026, and December 31, 2025.

Information Technology (“IT”) Services

The Company incurred a total of $44,200 and $326,357 of services from RAD CUBE LLC, which is an entity beneficially owned by the principal owners and the management team of Syra and their affiliates, for outsourced IT services which have been presented within selling, general and administrative expenses in the statements of operations during the nine months ended September 30, 2026 and 2025, respectively. An unpaid balance of $4,800 was outstanding at September 30, 2026, and December 31, 2025, respectively, as presented within accounts payable.

Recruitment and Human Resource Services

For the nine months ended September 30, 2026, the Company paid a total of $155,819 and $124,344 for services from NLogix IT Services Private Limited and SKL Demand Private Limited, respectively, which are entities beneficially owned by the principal owners and the management team of Syra and their affiliates. Of these costs $97,206 are included in professional services, and $182,958 in selling, general and administrative expenses, in the statement of operations during the nine months ended September 30, 2026.

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

Note 4 – Basic and Diluted Earnings per Share

During the three and nine months ended September 30, 2026, and 2025, the Company used the two-class method to compute net income (loss) per common share because it had issued securities, other than a single class of common stock, that contractually entitled the holders to participate in dividends and earnings. These participating securities included the Company’s Class A common stock, which was authorized pursuant to the Company’s amendment to its Certificate of Incorporation on May 2, 2022, and convertible Class B common stock which are entitled to share equally, on a per share basis, in all assets of the Company of whatever kind available for distribution to the holders of common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Common shares consisting of shares potentially dilutive that are excluded from the calculated of diluted earnings per share because they are anti-dilutive as of September 30, 2026, and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Warrants	4,981,732	8,172,842
Stock options	876,494	559,637
Total	5,858,226	8,732,479

Note 5 – Other Current Assets

Other current assets included the following as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Prepaid expenses and other current assets	262,998	205,423
Total other current assets	$262,998	$205,423

Note 6 – Property and Equipment

Property and equipment at September 30, 2026, and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Office equipment – 5 year estimated life	$87,065	$87,065
Leasehold improvements – 2 year estimated life	60,783	60,783
Furniture and fixtures – 7 year estimated life	6,170	6,170
Less: Accumulated depreciation	(149,541)	(147,032)
Total property and equipment, net	$4,476	$6,986

Depreciation of property and equipment was $2,510 and $18,171 for the nine months ended September 30, 2026, and 2025, respectively.

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2026, and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued payroll and taxes	$307,192	$141,997
Accrued expenses	60,804	52,824
Total accrued expenses	$367,996	$194,821

The Company provides postretirement benefits pursuant to IRS code section 401(k) for employees meeting specified criteria. The Company matches 100% of the employees’ contributions that are not in excess of 2% of the employee’s contributions. These matching contributions are fully vested and paid pursuant to the employees’ bi-weekly or semi-monthly pay periods. The Company does not prefund these benefits and has the right to modify or terminate certain of these benefits in the future. For the nine months ended September 30, 2026, the Company incurred $27,108 of IRA contribution expenses pursuant to the Company’s matching contributions, including $0, as accrued at September 30, 2026. For the nine months ended September 30, 2025, the Company incurred $46,899 of IRA contribution expenses pursuant to the Company’s matching contributions.

Note 8 – Lease

The Company leases its current corporate headquarters under a fourteen-month lease from STVentures, a related party. The lease, as amended on May 1, 2022, to expand its office space from 2,976 square feet to approximately 5,978 square feet, commenced on July 1, 2021, and provides for a base monthly rent of $10,711, as increased from $5,332 per month. The lease was further amended on June 26, 2024, and March 3, 2025, and provides for a base monthly rent of $11,209 per month, over a fourteen-month term of the lease commencing on July 1, 2024, through August 31, 2025. The lease was further amended on July 1, 2025, and provides for a base monthly rent of $5,580 from September 1, 2025, through May 31, 2026. The lease was further amended on April 1, 2026, and provides for a base monthly rent of $7,335 from April 1, 2026, through May 31, 2027. A total of $60,750 and $89,621 is included in selling, general and administrative expenses for the nine months ended September 30, 2026, and 2025, respectively

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2026	2025
Operating lease cost:
Amortization of ROU asset	$57,214	$86,551
Interest on lease liability	3,536	3,070
Total operating lease cost	$60,750	$89,621

	For the Three Months Ended
	September 30,
	2026	2025
Operating lease cost:
Amortization of ROU asset	$20,633	$22,074
Interest on lease liability	1,372	294
Total operating lease cost	$22,005	$22,368

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2026	2025
Operating lease:
Operating lease assets	$57,010	$27,401

Current portion of operating lease liability, related party	$57,010	27,401
Noncurrent operating lease liability, related party	-	-
Total operating lease liability	$57,010	$27,401

Weighted average remaining lease term:
Operating leases	0.67 years	0.42 years

Weighted average discount rate:
Operating lease	7.25%	7.25%

The following payments are required under leases as of September 30, 2026:

		Remaining
	Operating	Term in
	Lease	Years
2026	22,005
2027	36,675
2028	-
Total lease payments	58,675
Less: imputed interest	(1,670)
Present value of lease liability	57,010	0.67

Note 9 – Notes Payable

Insurance Notes Payable

In 2025, the Company entered into two insurance policy financing arrangements to purchase various insurance policies. The total principal of this arrangement was $311,118 with interest rates of 10.30% and 9.70% and monthly payments of $9,985 and $15,612 due through July 2026. The Company made principal repayments of $125,553 and incurred interest expense of $3,704 during the nine months ended September 30, 2026. The Company made principal repayments of $194,732 and incurred interest expense of $6,262 during the year ended December 31, 2025. As of September 30, 2026, and December 31, 2025, the remaining balance was $818 and $116,386, respectively.

In April, 2026, the Company entered into an insurance policy financing arrangement to purchase insurance policy. The total principal of this arrangement was $89,477 with interest rates of 10.10% and monthly payments of $7,188 due through February 2027. The Company made principal repayments of $54,425 and incurred interest expense of $2,329 during the nine months ended September 30, 2026. As of September 30, 2026, the remaining balance was $35,052.

In September, 2026, the Company entered into an insurance policy financing arrangement to purchase insurance policy. The total principal of this arrangement was $179,752 with interest rates of 8.950% and monthly payments of $14,935 due through February 2027. The Company made principal repayments of $36,350 during the nine months ended September 30, 2026. As of September 30, 2026, the remaining balance was $143,402.

The Company recognized interest expense on notes payable of $6,032 and $8,992 for the nine months ended September 30, 2026, and 2025, respectively. The Company recognized interest expense on notes payable of $1,353 and $1,905 for the three months ended September 30, 2026, and 2025, respectively.

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

Commitments

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and allows for a monthly cash fee of $5,000 per month and awarded 25,000 Class A common stock options and 25,000 restricted stock units (“RSU’s”) of the Company’s Class A common stock to the consultant. Both the options and RSU’s fully vested upon Board approval of the new strategic plan and delivery of final CEO recommendations to the Board.

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

In August, 2026, the Board of Directors of the Company granted 74,009 restricted stock units (RSUs) to an officer and employees, of which one-third (1/3rd) of the RSUs vest on January 1, 2027 (the first anniversary of the Vesting Commencement Date of January 1, 2026), and an additional one-third (1/3rd) vest on each January 1 anniversary thereafter through January 1, 2029, on a unified three (3) year vesting schedule. Additionally, the Board of Directors of the Company granted 485,154 performance stock units (PSUs) to officers and employees, subject to achievement of performance and service conditions, and shall vest in three (3) equal annual Tranches of one-third (1/3rd) each, commencing January 1, 2026, subject to (a) the performance conditions set forth in Section 4 and (b) the Grantee’s continued employment through the applicable Compensation Committee certification date.

Note 11 – Changes in Stockholders’ Equity

Class A Common Stock

The Company has 100,000,000 authorized shares of $0.001 par value Class A common stock, and 13,850,279 and 11,339,169 shares were issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.

On August 17, 2026, a total of 11,110 shares of Class A Common Stock were issued for cashless exercise of Series B Warrants into Class A common stock.

On May 11, 2026, a total of 250,000 shares of Class B Common Stock were converted into 2,500,000 shares of Class A common stock according to the terms of the Company’s Certificate of Incorporation.

On June 16, 2025, the Board of Directors of the Company appointed Priya Prasad, the Company’s CFO and COO, as interim CEO. The Company agreed to pay Ms. Prasad an interim CEO allowance of $6,100 per month, and award 122,000 shares of Class A common stock, which vest upon milestones being met as determined by the Board, including appointment of a permanent CEO, retention of key staff, stabilization of client relationships and adoption of an updated strategic plan for the Company. As of September 30, 2026, the Board has not approved the milestones being met, and accordingly, no stock-based compensation expense has been recognized related to this award.

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

In August, 2026, the Board of Directors of the Company granted 74,009 restricted stock units (RSUs) to an officer and employees, of which one-third (1/3rd) of the RSUs vest on January 1, 2027 (the first anniversary of the Vesting Commencement Date of January 1, 2026), and an additional one-third (1/3rd) vest on each January 1 anniversary thereafter through January 1, 2029, on a unified three (3) year vesting schedule. The Company recognized $10,463 of stock-based compensation expense related to the RSUs during the nine months ended September 30,2026.

Additionally, the Board of Directors of the Company granted 485,154 performance stock units (PSUs) to officers and employees, subject to achievement of performance and service conditions, and shall vest in three (3) equal annual Tranches of one-third (1/3rd) each, commencing January 1, 2026, subject to (a) the performance conditions set forth in Section 4 and (b) the Grantee’s continued employment through the applicable Compensation Committee certification date. The first tranche PSUs performance conditions include 1) meeting targets for of cash balances as of December 31, 2026 of at least $2,000,000 for 50% vesting with $2,500,000 as the target for 100% vesting; 2) Adjusted EBITDA of $500,000 for the year ended December 31, 2026; and 3) Revenue of at least $10,000,000 for 50% vesting and $12,000,000 for 100% vesting. The targets are weighted 40% for revenue and profitability measures and 20% for year end cash balances. The second and third tranche of shares will have performance metrics set by the Board of Directors in 2027 and 2028. As such, those awards were not deemed to have met the criteria under ASC 718 to determine a grant date until metrics are established. The Company estimated the fair value of the first tranche of 161,718 PSUs to be $125,103 and expects to vest 60% of those shares based on current financial projections. The Company recognized $21,351 of stock-based compensation expense during the three months ended September 30, 2026, and expects to recognize an additional $103,752 related to shares expected to vest.

During the nine months ended September 30, 2026, the Company recognized aggregate stock-based compensation expense of $31,814 related to the amortization of restricted stock unit and performance stock unit awards granted to officers and employees. Additionally, the Company recognized $57,871 of stock-based compensation expense related to the amortization of Class A common stock options issued to directors, employees, and consultants for services.

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

During the nine months ended September 30, 2025, the Company issued 3,500 shares of Class A common stock to several employees in exchange for services rendered. The Company recognized stock-based compensation expense equal to the fair value of the shares on the grant date.

During the nine months ended September 30, 2025, the Company recognized expense of $44,235 related to common stock options. Additionally, the Company recognized $30,955 of stock-based compensation expense related to the amortization of Class A common stock options issued for services.

Class A Common Stock Warrants

The following is a summary of activity of outstanding stock warrants:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	8,172,842	$1.79
Warrants granted	-	-
Warrants expired	(3,180,000)	(0.64)
Warrants exercised	(11,110)	(0.64)
Warrants cancelled	-	-
Balance, September 30, 2026	4,981,732	$2.52
Exercisable, September 30, 2026	4,981,732	$2.52

The warrants had a weighted average remaining life of 2.64 years and no intrinsic value as of September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, the Company had 350,000 and 600,000 Class B common stock shares were issued and outstanding, respectively.

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

Class A Common Stock Option Awards

In January, 2026, the Company granted options to purchase an aggregate 257,920 shares of the Company’s Class A common stock at an exercise price of $0.09 per share for terms of 10 years under the 2022 Plan. These options will vest 20% each year over 5 years. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 287%, a weighted average risk-free interest rate of 3.82%, and a weighted average call option value of $0.09, was $23,208. The Company recognized expense of $3,481 for these awards during the nine months ended September 30, 2026, and expects to recognize an additional $19,726 through the end of the vesting period.

In May, 2026, the Company granted options to purchase an aggregate 21,000 shares of the Company’s Class A common stock at an exercise price of $0.44 per share for terms of 10 years under the 2022 Plan. 3,500 of the Options vest immediately and 3,500 vest on each of May 13, 2027 and May 13, 2028. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 5.75 years, a weighted average volatility rate of 109%, a weighted average risk-free interest rate of 4.12%, and a weighted average call option value of $0.36, was $7,659. The Company recognized expense of $5,106 for these awards during the nine months ended September 30, 2026, and expects to recognize an additional $2,553 through the end of the vesting period.

In August, 2026, the Company granted options to purchase an aggregate 60,687 shares of the Company’s Class A common stock at an exercise price of $0.02 per share for terms of 10 years under the 2022 Plan. These options will vest 20% each year over 5 years. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 119%, a weighted average risk-free interest rate of 4.56%, and a weighted average call option value of $0.81, was $49,014. The Company recognized expense of $3,205 for these awards during the nine months ended September 30, 2026, and expects to recognize an additional $45,809 through the end of the vesting period.

During the year ended December 31, 2025, the Company granted options to purchase an aggregate 321,038 shares of the Company’s Class A common stock at an exercise price ranging from $0.0700 to $0.7386 per share for terms of 10 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The Company recognized expense of $3,926 for these awards during the nine months ended September 30, 2026, and expects to recognize an additional $11,771 through the end of the vesting period.

On July 1, 2025, the Company entered into a consulting agreement with a former member of the Board of Directors for services related to developing a new strategic plan for the Company and identifying and hiring a new CEO. The agreement is in effect through September 30, 2025, and the Company awarded 25,000 Class A common stock options of the Company’s Class A common stock to the consultant at an exercise price of $0.12 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 124%, a weighted average risk-free interest rate of 3.94%, and a weighted average call option value of $0.11, was $2,679. As of September 30, 2026, the Board determined that achievement of the milestones was not probable, and accordingly, no stock-based compensation expense has been recognized related to this award.

On August 13, 2025, the Company appointed a new director to the Board of Directors of the Company. In connection with the appointment, the director will receive $20,000 in annual cash compensation and receive an equity award representing 0.25% of the Company’s fully diluted Class A Common Stock as of December 31, 2025, with 50% of such award in the form of restricted stock units and 50% in common stock options. As of September 30, 2026, a grant date had not been established because the terms of the award had not yet been finalized.

During the year ended December 31, 2024, the Company granted options to purchase an aggregate 42,000 shares of the Company’s Class A common stock to employees at an exercise price ranging from $1.28 to $1.88 per share for terms of 10 years and 5 years under the 2022 Plan. These options will vest 25% on each anniversary, and 25% quarterly, until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected terms of 6.25 and 3.54 years, a weighted average volatility rate ranging from 109% to 126%, a weighted average risk-free interest rate ranging from 3.82% to 4.63%, and a weighted average call option value ranging from $0.331 to $1.450, was $79,383. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin 107 (“SAB 107”). During the nine months ended September 30, 2026, the Company recognized expense of $3,091 related to common stock options. As of September 30, 2026, a total of $6,713 of unamortized expenses are expected to be expensed over the vesting period.

On various dates between July 1, 2022, and September 1, 2022, the Company granted options to purchase an aggregate 39,000 shares of the Company’s Class A common stock at an exercise price of $1.20 per share under the 2022 Plan, which represented the recent sales price of securities to third parties. These options will vest 25% on each anniversary until fully vested. The options had no intrinsic value. The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 6.25 years, a weighted average volatility rate of 93%, a weighted average risk-free interest rate of 3.03%, and a weighted average call option value of $0.9328, was $30,317. The options are being expensed over the vesting period, resulting in $2,910 of stock-based compensation expense during the year ended December 31, 2022. During the fourth quarter of 2022, a total of 9,167 options at a strike price of $1.20 per share were cancelled. During the nine months ended September 30, 2026, the Company recognized expense of $2,446 related to common stock options. As of September 30, 2026, a total of $0 of unamortized expense is expected to be expensed over the vesting period.

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

The fair value of the options was estimated at $198,383 using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 4.45% to 4.71%; 3) volatility of 112% to 115% based on; 4) a common stock price ranging from $1.51 to $2.68, and 5) an expected term of 6.25 years. During the nine months ended September 30, 2026, the Company recognized expense of $35,613 related to common stock options. As of September 30, 2026, a total of $44,132 of unamortized expenses are expected to be expensed over the vesting period.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number of Shares	Exercise Prices
Balance, December 31, 2025	559,637	$0.63
Options granted	339,607	0.26
Options forfeited	(22,750)	1.28
Balance, September 30, 2026	876,494	$0.47
Exercisable, September 30, 2026	303,534	$0.98

The options had a weighted average remaining life of 8.81 years and no intrinsic value as of September 30, 2026.

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

Results of Operations for the Nine Months Ended September 30, 2026, and 2025

The following table summarizes selected items from the statements of operations for the nine months ended September 30, 2026, and 2025.

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	Increase /
	2026	2025	(Decrease)

Net revenues
Healthcare workforce	$1,804,622	$1,425,624	$378,998
Population health management	5,420,616	4,066,320	1,354,296
Net revenues	7,225,238	5,491,944	1,733,294
Cost of services	4,002,639	3,595,352	407,287
Gross profit	3,222,599	1,896,592	1,326,007

Operating expenses:
Salaries and benefits	1,204,417	1,169,951	34,466
Professional services	500,455	580,691	(80,236)
Research and development expenses	100,988	67,701	33,287
Selling, general and administrative expenses	671,673	828,741	(157,068)
Depreciation	2,510	18,171	(15,661)
Total operating expenses:	2,480,043	2,665,255	(185,212)

Operating income (loss)	742,556	(768,663)	1,511,219

Total other income (expense)	48,322	6,900	41,422

Income (loss) before income taxes	790,878	(761,763)	1,552,641

Benefit of (provision for) income taxes	44,953	-	44,953

Net income (loss)	$835,831	$(761,763)	$1,597,594

Net Revenues

Net revenue during the nine months ended September 30, 2026 was comprised of $1,804,622 of healthcare staffing services revenue, $5,420,616 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the nine months ended September 30, 2025 which comprised of $1,425,624 of healthcare staffing services revenue, $4,066,320 of population health revenue, and $0 of behavioral and mental health revenue, with an overall revenue increase of $1,733,294, or 32%. The increase in healthcare workforce revenue was primarily attributable to increased billable hours resulting from the deployment of additional nursing personnel under current contracts and renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased beginning in 2025 due to additional services provided to Manages Care Entities and state health departments. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $4,002,639 of cost of services for the nine months ended September 30, 2026, compared to $3,595,352 of cost of services for the nine months ended September 30, 2025, an increase of $407,287, or 11%. Our gross profit was approximately 45% for the nine months ended September 30, 2026, compared to approximately 35% for the nine months ended September 30, 2025, an increase of approximately 10%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $1,204,417 of salaries and benefits during the nine months ended September 30, 2026, compared to $1,169,951 of salaries and benefits during the nine months ended September 30, 2025, an increase of $34,466, or 3%. Salaries and benefits increased as a result of our continued build-out of personnel supporting our various service lines as well as the compensation associated with our new Chief Executive Officer, who commenced employment in January 2026. Although these increases were partially offset by continued discipline in overall headcount management, as the Company balances investment in revenue-generating roles against its broader cost-control initiatives.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $500,455 of professional services for the nine months ended September 30, 2026, compared to $580,691 of professional fees for the nine months ended September 30, 2025. Professional fees decreased by $80,236, or 14%, in 2026 due to decreased accounting and audit fees, and increased consulting fees in the current period.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $100,988 and $67,701 of research and development expenses for the nine months ended September 30, 2026, and 2025, respectively, an increase of $33,287, or 49%, related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $671,673 of SG&A expenses during the nine months ended September 30, 2026, compared to $828,741 of SG&A expenses during the nine months ended September 30, 2025, a decrease of $157,068, or 19%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead beginning in 2025. SG&A included $60,750 and $89,621 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $92,680 and $104,117 of software expense, $305,934 and $345,152 of insurance, $4,258 and $24,558 of investor relations, and $50,324 and $77,234 of subscription and membership fees for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation

We incurred $2,510 of depreciation expense for the nine months ended September 30, 2026, compared to $18,171 of depreciation expense for the nine months ended September 30, 2025, a decrease of $15,661, or 86%.

Other Income (Expense)

For the nine months ended September 30, 2026, other income on a net basis consisted of $6,032 of interest incurred on insurance finance charges, offset by $54,354 of interest income. For nine months ended September 30, 2025, other income, on a net basis, consisted of $8,992 of interest incurred on insurance finance charges, and offset by $15,892 of interest income. Other expense, on a net basis, increased by $41,422, primarily due to increased interest income and compared to the prior period.

Income Taxes

During the nine months ended September 30, 2026, the Company received a refund of $44,953 from the State of Indiana related to an overpayment of Indiana Corporate Adjusted Gross Income Tax for the tax year ended December 31, 2025. The refund represents the recovery of previously overpaid state income taxes.

Net Income/Loss

Our net income for the nine months ended September 30, 2026 was $835,831, compared to a net loss of $761,763 for the nine months ended September 30, 2025.

Results of Operations for the Three Months Ended September 30, 2026, and 2025

The following table summarizes selected items from the statements of operations for the three months ended September 30, 2026, and 2025.

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,	Increase /
	2026	2025	(Decrease)

Net revenues
Healthcare workforce	$613,507	$407,960	$205,547
Population health management	1,943,788	1,133,011	663,777
Net revenues	2,557,295	1,687,971	869,324
Cost of services	1,372,254	1,133,430	238,824
Gross profit	1,185,041	554,541	630,500

Operating expenses:
Salaries and benefits	440,172	336,390	103,782
Professional services	175,295	191,726	(16,431)
Research and development expenses	46,716	816	45,900
Selling, general and administrative expenses	222,141	252,384	(30,243)
Depreciation	715	5,396	(4,681)
Total operating expenses:	885,039	786,712	98,327

Operating income (loss)	300,002	(232,171)	532,173

Total other income (expense)	(345)	6,269	(6,614)

Income (loss) before income taxes	299,657	(225,902)	525,559

Benefit of (provision for) income taxes	44,953	-	44,953

Net income (loss)	$344,610	$(225,902)	$570,512

Net Revenues

Net revenue during the three months ended September 30, 2026 was comprised of $613,507 of healthcare staffing services revenue, $1,943,788 of population health revenue, and $0 of behavioral and mental health revenue, compared to net revenue during the three months ended September 30, 2025 comprised of $407,960 of healthcare staffing services revenue, $1,280,011 of population health revenue, and $0 of behavioral and mental health revenue, with an overall revenue increase of $869,324, or 52%. The increase in healthcare workforce revenue was primarily attributable to increased billable hours resulting from the deployment of additional nursing personnel under current contracts and renewal value on our FSSA (NeuroDiagnostic Institute contract in January 2025, which runs through June 2026 and has a ceiling value of approximately $1,480,000). Population health revenues increased beginning in 2025 due to additional services provided to Manages Care Entities and state health departments. We depend heavily on state, local and county government budgets for our revenue. In 2025, the United States federal government began pausing or terminating numerous spending programs that potentially fund those programs and institutions that are our customers. As such, we have begun to see delays in new contract awards, or cancellations of previous requests for proposals. These factors, and the possibility of further spending reviews and cancellations are expected to negatively affect the quantity and time of our revenue, results of operations and cash flows in the near term.

Cost of Services

Our cost of services includes wages and related payroll taxes, employee benefits and certain other employee-related costs of our contract service employees while they work on contract assignments. We incurred $1,372,254 of cost of services for the three months ended September 30, 2026, compared to $1,133,430 of cost of services for the three months ended September 30, 2025, an increase of $238,824, or 21%. Our gross profit was approximately 46% for the three months ended September 30, 2026, compared to approximately 33% for the three months ended September 30, 2025, an increase of approximately 13%. Our cost of services increased primarily due to an increase in labor costs associated with the increased volume of contracts, and increased consulting costs associated with a slight change in service mix from healthcare workforce services to project-based population health services that carry better margins.

Salaries and Benefits

Our salaries and benefits include wages and related payroll taxes, employee benefits and certain other employee-related costs of our management and office personnel. We incurred $440,172 of salaries and benefits during the three months ended September 30, 2026, compared to $336,390 of salaries and benefits during the three months ended September 30, 2025, an increase of $103,782, or 31%. Salaries and benefits increased as a result of our continued build-out of personnel supporting our various service lines as well as the compensation associated with our new Chief Executive Officer, who commenced employment in January 2026. Although these increases were partially offset by continued discipline in overall headcount management, as the Company balances investment in revenue-generating roles against its broader cost-control initiatives.

Professional Services

Professional services primarily consist of expenses incurred from business development, accounting, legal fees, and consulting activities. We incurred $175,295 of professional services for the three months ended September 30, 2026, compared to $191,726 of professional fees for the three months ended September 30, 2025, a decrease of $16,431, or 9%. Professional fees decreased in 2026 due to decreased accounting and audit fees, and increased consulting fees in the current period.

Research and Development Expenses

Research and development expenses primarily consist of consulting expenses incurred to develop our technology-based solutions. We incurred $46,716 and $816 of research and development expenses for the three months ended September 30, 2026, and 2025, respectively, an increase of $45,900, or 5,625% related to continued development of the Company’s Syrenity application for its Behavioral and Mental Health services.

Selling, General and Administrative Expenses

SG&A primarily consists of marketing, rent, office, insurance, travel and repair and maintenance expenses incurred. We incurred $222,141 of SG&A expenses during the three months ended September 30, 2026, compared to $252,384 of SG&A expenses during the three months ended September 30, 2025, a decrease of $30,243, or 12%. Our SG&A expenses decreased primarily due to our efforts to reduce overhead beginning in 2025. SG&A included $22,005 and $22,369 of rent incurred in both periods from STVentures, LLC, an entity beneficially owned by our principal owners, our management team and their affiliates, $33,800 and $26,013 of software expense, $101,945 and $115,900 of insurance, and $11,743 and $25,071 of subscription and membership fees for the three months ended September 30, 2026 and 2025, respectively.

Depreciation

We incurred $715 of depreciation expense for the three months ended September 30, 2026, compared to $5,396 of depreciation expense for the three months ended September 30, 2025, a decrease of $4,681, or 87%.

Other Income (Expense)

For the three months ended September 30, 2026, other expense on a net basis consisted of $1,353 of interest incurred on insurance finance charges, offset by $1,008 of interest income. For three months ended September 30, 2025, other expense, on a net basis, consisted of $1,905 of interest incurred on insurance finance charges, and offset by $8,174 of interest income. Other expense, on a net basis, increased by $6,614, primarily due to decreased interest income and compared to the prior period.

Income Taxes

During the three months ended September 30, 2026, the Company received a refund of $44,953 from the State of Indiana related to an overpayment of Indiana Corporate Adjusted Gross Income Tax for the tax year ended December 31, 2025. The refund represents the recovery of previously overpaid state income taxes.

Net Income/Loss

Our net income for the three months ended September 30, 2026 was $344,610, compared to a net loss of $225,902 for the three months ended September 30, 2025.

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

The following table summarizes total current assets, liabilities, accumulated deficit and working capital at September 30, 2026, and December 31, 2025.

	September 30,	December 31,
	2026	2025
Current Assets	$4,163,904	$2,738,530

Current Liabilities	$1,201,696	$674,739

Accumulated Deficit	$(8,884,695)	$(9,720,526)

Working Capital	$2,962,208	$2,063,791

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

Cash Flow Activities for the nine months ended September 30, 2026, and 2025

Net Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended 30, 2026, was $975,023, which was primarily attributable to our net income for the period ended September 30, 2026. Cash used in operating activities for the nine months ended September 30, 2025 was primarily attributable to our net loss for the period. The improvement in operating cash activities is a result of our efforts to reduce expenses and better working capital management.

Net Cash Used in Investing Activities

Cash flow from investing activities for the nine months ended September 30, 2026, and 2025 was $0.

Net Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026, was $206,343, which consisted of repayments on notes payable. Cash used in financing activities for the nine months ended September 30, 2025, was $260,306, which consisted of $14,800 of proceeds received from the exercise of Class A common stock warrants, offset by $275,106 of repayments on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Effective internal control contemplates an appropriate level of review to ensure timely preparation and completeness and accuracy of the financial statements and disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYRA HEALTH CORP.

Signature	Title	Date

/s/ Gregory R Alexander	Chief Executive Officer	November 3, 2026
Gregory R Alexander	(Principal Executive Officer)

/s/ Priya Prasad	Chief Financial Officer and Chief Operating Officer	November 3, 2026
Priya Prasad	(Principal Financial and Accounting Officer)

